Form 10-K
period 2001-12-29
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2002-03-28
CIK 1095722, 1095723, 895364, 895366, 1052796

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2001.
Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3164702 (IRS Employer Identification Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade Realty, Inc*	Delaware	13-4074383
Duane Reade International, Inc.*	Delaware	22-3672347

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)

(212) 273-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share 9 1/4% Senior Subordinated Notes due 2008	New York Stock Exchange, Inc. None.

Securities registered pursuant to Section 12(g) of the Act:

None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $656 million.

        The number of shares of the Common Stock outstanding as of March 15, 2002: 23,806,237

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2002	Part III

        Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statements on Form S-1 (Nos. 333-41239 and 333-43313) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

        We are the largest drugstore chain in New York City, which is the largest drugstore market in the United States in terms of sales volume. As of December 29, 2001, we operated 113 of our 200 stores in Manhattan's high-traffic business and residential districts. We operate approximately three times as many stores in Manhattan as our next largest competitor. In addition, at December 29, 2001, we had a total of 87 stores in New York's outer boroughs and in densely populated New York suburbs. Since opening our first store in 1960, we have successfully executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. According to data published in Drug Store News, we were the leading U.S. drugstore chain in 2000 in terms of sales per square foot, at over $800. In 2001, we believe that we led the New York City market in sales of both pharmacy and front-end product categories. Sales of higher margin front-end items accounted for 60.8% of our total sales in fiscal 2001, the highest of any major conventional drugstore chain in the United States.

        For the 52 week fiscal year ended December 29, 2001, we had sales of $1.14 billion and net income of $24.7 million, compared to sales of $1.00 billion and net income of $22.7 million in the 53 week 2000 fiscal year. Compared to fiscal 2000, fiscal 2001 sales and net income increased by 14.3% and 9.1% respectively.

        We enjoy strong brand name recognition in metropolitan New York, which we believe results from our many locations in high-traffic areas of New York City and the 80 million shopping bags with the distinctive Duane Reade logo that we distributed in 2001. According to surveys conducted in 2000, approximately 95% of the people who live in Manhattan have shopped at a Duane Reade store.

        We have developed an operating strategy designed to capitalize on metropolitan New York's unique characteristics, which include high-traffic volume, complex distribution logistics and high costs of occupancy, advertising and personnel. The key elements of our operating strategy are:

  •
  a convenient and value-oriented shopping experience;
  •
  a low cost operating structure supported by high per store sales volume and relatively low warehouse, distribution and advertising costs; and
  •
  a differentiated real estate strategy using flexible store formats.

        We believe that our everyday low price format and broad product offerings provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty. Our everyday low price format results in prices that we believe are lower, on average, than the prices offered by our competitors.

        Despite the high costs of operating in metropolitan New York, we have successfully achieved low operating cost margins due, in part, to high per store sales volume and relatively low warehouse, distribution and advertising costs. Our high volume stores allow us to effectively leverage occupancy costs, payroll and other store expenses. In addition, in 2000 we completed the development and chain-wide implementation of a new computer assisted ordering system. The system is designed not only to help minimize out-of-stock situations, but also to allow us to set the required inventory levels for every item at every store according to historic sales patterns. We believe this permits a lower overall investment in inventory while further improving our in-stock conditions. Our 475,000 square foot distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 90% of our stores, and none of our retail locations are more than 50 miles from this facility. We believe that this centrally efficient location results in lower warehouse and distribution costs as a percentage of sales.

        We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we successfully adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are difficult to find in metropolitan New York. For example, our store sizes range from 1,600 to 14,700 square feet, and we operate 39 bi-level stores. Our guiding principle in store selection has not been the shape of the space, but rather its strategic location in high-traffic areas in order to provide greater convenience to our customers. In addition, our management team has extensive experience with, and knowledge of, the metropolitan New York real estate market, allowing us to pursue attractive real estate opportunities.

        As of December 29, 2001, we operated 200 stores, 31 of which were opened during fiscal 2001. During fiscal 2000 and 1999, we opened 24 stores and 21 stores, respectively. We closed one store in 2001 and lost two other stores as a result of the September 11 terrorist attack on the World Trade Center. We closed one store in fiscal 2000 and one store in fiscal 1999. Among the 28 net stores we opened during fiscal 2001, 11 were in Manhattan, 11 were in the outer boroughs of the city and six were in densely populated, nearby suburbs. As of December 29, 2001, approximately 57% of our stores were in Manhattan, 30% were in the outer boroughs and 13% were located outside New York City. At December 29, 2001, we occupied 1,433,825 square feet of retail space, approximately 16% more than in fiscal 2000 and 45% more than at the end of fiscal 1998.

        We were founded in 1960, and we have been a public company since February 1998. At March 15, 2002, investment funds affiliated with DLJ Merchant Banking Partners II, L.P. (the "DLJ Entities") owned approximately 17.0% of our issued and outstanding common stock.

        In November 2000, the ultimate parent of the DLJ Entities, DLJ Inc., was acquired by an indirect, wholly owned subsidiary of the Credit Suisse Group, and on February 1, 2001, Donaldson, Lufkin & Jenrette Securities Corporation, an affiliate of the DLJ Entities and the market maker for our 9 1/4% Senior Subordinated Notes due 2008, changed its name to Credit Suisse First Boston Corporation.

COMPANY OPERATIONS

        Merchandising:    Our overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in metropolitan New York and to sell them at everyday low prices. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and over-the-counter drugs, we offer brand name and private label health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing services, photo supplies, seasonal merchandise and other products. Health and beauty care products, including over-the-counter drugs, represent our highest volume product categories. We allocate ample shelf space to popular brands of health and beauty care products. We also offer large sizes, which we believe appeal to the value consciousness of many New York consumers. We place convenience items, such as candy, snacks and seasonal goods, near the check out registers to provide all customers with optimum convenience and to stimulate impulse purchases, while allowing the store employees to monitor those product categories that are particularly susceptible to inventory shrink.

        In addition to a wide array of brand products, we also offer our own private label products. Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer in excess of 700 private label products, which, in fiscal 2001, accounted for approximately 6.1% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to aggressively promote private label goods.

        We also offer next-day photofinishing services in all of our stores, and we have installed one-hour photofinishing in 33 stores. We believe that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film and pick up the processed photos.

        We compliment our product offerings with additional customer services such as ATM machines, sales of lottery tickets and electronic benefits transfers using debit cards. We believe these services enhance our convenience image and promote stronger customer loyalty.

        Pharmacy:    We believe that our pharmacy business will continue to contribute significantly to our growth. We also believe that a larger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which should increase sales of our wide variety of over-the-counter drugs and other non-pharmacy merchandise. Our prescription drug sales, as reflected by same store pharmacy sales, grew by 16.6% in 2001 compared to 2000. Sales of prescription drugs represented 39.2% of total sales in 2001, compared to 35.4% of total sales in 2000. The average number of prescriptions our pharmacists filled per store per week decreased slightly to 979 in 2001, as compared to 1,005 in 2000, primarily due to a larger number of new immature stores added during the year, and remains below the industry chain store average of approximately 1,250, providing significant opportunity for continued pharmacy growth. We believe that the average number of prescriptions filled per week lags behind the industry average because of historically low penetration of third party plans in the New York City area and our concentration of stores in business, rather than residential areas. Additionally, the number of generic prescriptions filled represented 33.5% of total prescriptions filled in the 2001 fiscal year. Each 1% increase in generic drug substitution generates an approximate 0.25% increase in pharmacy gross profit.

        We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality health care products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payors. The percentage of our total prescription drug sales attributable to third party plans increased to approximately 86.9% in 2001 from approximately 84.0% in 2000. Gross margins on sales to third party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. We believe, however, that the higher volume of pharmacy sales to third party plan customers offsets these lower gross profit margins. We believe this allows us to leverage other fixed store operating expenses. In addition, we believe that third party plans generate additional general merchandise sales by increasing customer traffic in the stores. As of December 29, 2001, we had contracts with over 200 third party plans, including every major third party plan in our market areas. No single plan or customer accounted for 10% or more of our total chain sales.

        During 1999, we launched our central fill facility, a new service initiative aimed at improving customer service at our higher volume pharmacies and the first of its kind in the drugstore industry. Our central fill facility, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

        We believe the central fill facility has several distinct advantages. One is improved inventory management, since stores supported by the facility may reduce their on-hand quantities of higher cost, slower turning drugs. We believe this is a substantial advantage because a majority of available drugs are prescribed infrequently. The 1,000 most popular drugs sold by us account for more than 80% of all purchases, with the remaining 1,600 accounting for less than 20%. We believe it is more efficient to keep the bulk of this inventory in a central location rather than spread throughout the stores.

        Dispensing accuracy can also be improved through the central fill facility because it permits the purchase of large, automated dispensing machines, which would be too expensive for individual stores. We believe the cost of filling prescriptions is reduced and customer service is enhanced because in-store pharmacy staff members have more time to handle prescriptions required on a more immediate basis, as well as to provide customer counseling. During fiscal 2000, we moved the central fill facility to a new, larger location and enhanced its telephone system. At December 29, 2001, this facility serviced 80 of our stores and handled approximately 700 prescriptions per day, up from 24 stores and 100 daily prescriptions at December 30, 2000.

        Another important component of our pharmacy growth strategy is the continued acquisition of prescription files from independent pharmacies in market areas currently served by existing Duane Reade stores. In 2001, we purchased the prescription files of 12 independent pharmacies. Independent pharmacies tend to have a higher proportion of customers that are not affiliated with third party plans, which provide incremental revenue and higher margin contribution. When appropriate, we will retain the services of the pharmacist, whose personal relationship with the customers generally maximizes the retention rate of customers associated with the purchased file. Given the large number of independent pharmacies in metropolitan New York, we believe that these stores present additional future acquisition opportunities.

        All of our pharmacies are linked by computer systems that enable them to provide customers with a broad range of services. Our pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with third party plans by electronically transmitting prescription information directly to the third party plan and providing on-line adjudication. At the time of sale, on-line adjudication confirms customer eligibility, prescription coverage and pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of our paperwork for billing and collection of receivables and related costs.

        Internet:    In 1999, we launched an interactive website, "www.duanereade.com," which customers may use to access company information, fill prescriptions and purchase over-the-counter medications as well as health and beauty care products and other non-pharmacy items. Internet-based purchases are available for both front-end and pharmacy products and can be delivered directly to the customer or made available at the customer's store of choice for pickup. We were one of the first major drugstore chains to offer full service internet retailing to our customers. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting our strength as a "brick-and-mortar" retailer. While sales generated on the website to date have been immaterial to our business overall, we believe "www.duanereade.com" has positioned us to develop internet business in the future.

        Store Operations:    Our stores range in size from 1,600 to 14,700 square feet, with an average of 7,169 square feet per store. Our stores are designed to facilitate customer movement and to minimize inventory shrink. We believe that providing wide, straight aisles and well-stocked shelves allows customers to find merchandise easily and allows store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

        We establish each store's hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Stores in Manhattan's business districts are generally open five days a week. In residential and appropriate business/shopping districts, stores are open six or seven days a week, with a heavy emphasis on convenient, early morning openings and late evening closings. At December 29, 2001, 21 of our stores were open 24 hours a day, 365 days a year. We intend to continue to identify stores at which extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by one store manager and one or more assistant store managers. Stores are supplied by deliveries from our warehouse in Maspeth, Queens, New York City an average of three times per week, allowing the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize inventory required to be held on hand.

        We attempt to mitigate inventory shrink through: (1) the employment of full time security guards, (2) the use of a state-of-the-art Electronic Article Surveillance, or EAS, system that detects unremoved EAS tags on valuable or easily concealed merchandise, and (3) the delivery and stocking of merchandise during non-peak hours. Additionally, we train all store and warehouse employees to monitor inventory shrink. We staff a full-time team of loss prevention professionals and use an anonymous call-in line to allow employees to report instances of theft. We also monitor employee behavior and conduct ongoing audits of warehouse picking and receiving. We believe that these programs improve our control over inventory shrink, which tends to be higher in the urban markets within which our stores are located.

        Purchasing and Distribution:    We purchase approximately 96% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 86% of our non-pharmacy merchandise through our warehouse and receive direct-to-store deliveries for approximately 14% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods and beverages. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

        We manage purchasing through a combination of forward buying and vendor discount buying in ways that we believe maximize our buying power. For example, we use a computerized forecasting and investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, we stock up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated.

        We generally purchase prescription medications under long-term supply agreements. Approximately 65% of our pharmacy inventory at December 29, 2001 was shipped directly to our stores on a consignment basis.

        We currently operate one warehouse, which is centrally located in Maspeth, Queens, New York City within ten miles of approximately 90% of our stores, and within 50 miles of our farthest outlying locations. The warehouse contains approximately 475,000 square feet devoted to inventory. The close proximity of the warehouse to the stores allows us to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. We also operate a fleet of trucks and vans, which we use for deliveries from the warehouse to the stores.

        Advertising and Promotion:    We regularly promote key items at reduced retail prices during promotional periods. We use store windows and in-store signs to communicate savings and value to shoppers. Additionally, we distributed over 80 million bags with the highly recognizable Duane Reade logo in 2001, helping to promote our name throughout metropolitan New York. We also use full color circulars to announce new stores and heavily circulate them in local areas to attract customers. We usually do not rely heavily on distributed print or broadcast media to promote our stores. Rather, because of our strong brand recognition and high-traffic locations, we typically rely on in-window displays as our primary method of advertising. We use radio advertising that focuses on our convenient locations and timely seasonal promotions.

        In November 1999, we launched the Dollar Rewards Club, the first chain-wide "loyalty card" in the drugstore industry, to provide frequent shoppers with additional discounts. By the end of 1999, approximately 750,000 customers were members of this club. During fiscal 2001, membership rose to over 2.2 million and currently exceeds 2.3 million members. The average Dollar Rewards card member spends 40% more per visit than does a non-member. The loyalty card also enables us to tailor many of our promotions to the needs of these more frequent shoppers. Members of the Dollar Rewards Club may use their loyalty cards when making purchases through our website.

        Management Information Systems:    We currently have modern pharmacy and inventory management information systems. The pharmacy system, which is known as PDX, has reduced the processing time for electronic reimbursement approval for prescriptions from third party plans. We use scanning point of sale, or POS, systems in each of our stores. These systems allow better control of pricing, inventory and shrink, while maximizing the benefits derived from the other parts of our systems application development program. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

        During the fourth quarter of 1999, we implemented a computer-assisted merchandise replenishment system for store orders sourced through our distribution center. This system uses item-specific and store-specific sales history to produce "suggested" orders for each store, which can be accepted or modified by the stores before being released to the distribution center. The system is fully automated and improves in-stock conditions at reduced inventory levels. The system has been fully operational in our entire chain since the middle of the 2000 fiscal year.

        During fiscal 2000, we introduced radio frequency hand held scanning devices to our stores. These devices communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. We completed the installation of these devices during the first quarter of 2001. In 2001, we completed a full chain-wide systems test of a specific item cost based inventory tracking and valuation system that will be fully implemented during fiscal 2002. We believe this new system will provide improved controls over inventory management and shrink related losses.

        Competition:    Our stores compete on the basis of, among other things, convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. The diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independents that are familiar with the market. We tailor our store format to meet all of these requirements, and this has proven successful in both the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

        Our primary competition comes from approximately 700 independent pharmacies located in New York City as well as stores operated by major drug store chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, a centrally located warehouse that minimizes store inventory and maximizes selling space, a full line of in-stock, brand name merchandise and a convenient store format. Against major drug chain competition, Duane Reade enjoys the advantages of a centrally located warehouse, a larger number of convenient locations, and greater experience operating stores in the New York metropolitan area.

        Government Regulation:    Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

        Licensure and Registration Laws.    States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey. In addition, our pharmacies and distribution facility are registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York are licensed by the State of New York. The State of New Jersey licenses the pharmacists employed at our stores in New Jersey.

        Medicare and Medicaid.    The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

        We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans such as managed care organizations and also directly from individuals (i.e., private-pay). For the fiscal year ended December 29, 2001, our pharmacy payor mix, as a percentage of total pharmacy sales, was approximately 68% managed care organizations, 19% Medicaid and 13% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal law and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare, however, are significantly more limited than those available under Medicaid at this time. In addition to requirements required by federal law, states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

        The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal budgetary constraints or other legislative changes related to the Medicare and Medicaid programs.

        Referral Restrictions.    We are subject to federal and state laws governing financial and other arrangements between health care providers. Commonly referred to as the Fraud and Abuse laws, these laws prohibit certain financial relationships between pharmacies and physicians or other referral sources. Recently, there has been increased government scrutiny and enforcement activity relating to drug manufacturers' marketing practices under these Fraud and Abuse laws. Violations of these laws and regulations could subject us to fines, pharmacy shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Changes in these healthcare laws or new interpretations of the existing laws may affect our pharmacy business.

        Drug Use Review.    The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers' obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug use review, or DUR, requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage. Under DUR requirements, pharmacists are also required to take reasonable efforts to obtain the patient's identification information, medical and drug reaction history and to keep notes relevant to an individual's drug therapy. Our pharmacists provide the required drug use consultation with our customers.

        Healthcare Information Practices.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth health information standards in order to provide guidelines for electronic transactions and code sets, unique provider, employer, health plan and patient identifiers, security and electronic signatures as well as protecting privacy in the exchange of identifiable health information. The Department of Health and Human Services, or DHHS, has released two rules mandating compliance with the standards set forth under HIPAA. First, our pharmacies will be required to implement the uniform standards governing common healthcare transactions by October 16, 2002. Second, DHHS' issuance of new standards relating to the privacy of the use and disclosure of individually identifiable health information will require compliance with these standards from our pharmacies by April 14, 2003. Rules governing the security of health information have been proposed but have not yet been issued in final form.

        We are evaluating the effect of the HIPAA standards and are taking steps to achieve compliance. At this time, management anticipates that our pharmacies will be able to comply with the HIPAA requirements that have been adopted. However, management is not in the position to either estimate the cost of compliance with the existing HIPAA requirements or predict the cost of compliance with HIPAA requirements that have not yet been finalized. Noncompliance with HIPAA may result in criminal penalties and civil sanctions. The new and proposed HIPAA standards will likely have a significant effect on the manner in which our pharmacies' health information exchange takes place in the near future. The cost of compliance, as a result, could significantly impact our business, financial condition, results of operation or cash flow. In addition to the HIPAA restrictions relating to the exchange of healthcare information, states have adopted laws protecting the confidentiality of patient information which impacts the manner in which pharmacy records are maintained.

        Healthcare Reform and Federal Budget Legislation.    In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA, which became effective in April 2001, includes provisions designed to further mitigate the reimbursement cuts contained in the Balanced Budget Act of 1997. BIPA also clarifies the government's policy with regard to coverage of drugs and biologics, and addresses certain reimbursement issues. BIPA mandated a study by the General Accounting Office regarding payment for drugs and biologics under Medicare Part B, and requires the General Accounting Office to report to the secretary of the DHHS specific recommendations for revised payment methodologies. BIPA established a temporary moratorium on direct or indirect reductions, but not increases, in payment rates in effect on January 1, 2001, until the Secretary reviews the General Accounting Office report.

        BIPA also addresses attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement is based. The federal government has been actively investigating whether pharmaceutical manufacturers have been manipulating average wholesale prices. In May 2000, the Health Care Financing Administration, or HCFA, proposed using new pricing data from the Department of Justice for updating Medicare reimbursement allowances for drugs and biologics, although HCFA withdrew its proposal in November 2000, citing the likelihood of Congressional action in this area. The Bush administration and Congress are currently reviewing the validity of using AWPs as the benchmark for prescription drug reimbursement under Medicare Part B and may institute reforms in the manner in which prescription drugs are reimbursed under Medicare Part B by creating a new benchmark for prescription drug reimbursement.

        It is uncertain at this time what additional health care reform initiatives, including a Medicare prescription drug benefit, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the healthcare system. We cannot assure you that future health care or budget legislation or other changes, including those referenced above, will not materially adversely impact our pharmacy business.

        Non-Healthcare Licenses.    We have been granted cigarette tax stamping licenses from the State of New York and from the City of New York, which permit us to buy cigarettes directly from the manufacturers and stamp the cigarettes ourselves. Our stores possess cigarette tax retail dealers licenses issued by the State of New York, the City of New York and the State of New Jersey. In addition, a number of our stores possess beer licenses issued by the State of New York. We seek to comply with all of these licensing and registration requirements and continue to actively monitor our compliance. By virtue of these license and registration requirements, we are obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in suspension or revocation of one or more licenses or registrations and/or the imposition of monetary penalties or fines.

        Employees:     As of December 29, 2001, we had approximately 5,100 employees, 78% of whom were full- time. Unions represent approximately 4,000 of our employees. Non-union employees include employees at corporate headquarters, employees at our personnel office, store management and most part-time employees, as well as some of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. Our three-year contract with this union expires on August 31, 2002. Employees in some stores are represented by the Allied Trades Council ("ATC") and other stores are represented by Local 340A New York Joint Board, UNITE AFL-CIO ("UNITE"). On August 31, 2001, our collective bargaining agreement with the ATC expired after we were unable to reach agreement with the ATC on terms for a successor agreement. The ATC unsuccessfully attempted to strike some of our stores, but our employees remained at work at all times and have been working pursuant to the terms of our recently implemented contract with the ATC, which expires on August 31, 2004. Our recently renegotiated contract with UNITE expires on March 31, 2004. We believe that our relations with our employees are good. Recently, we have implemented a series of training programs for our employees, which are designed to reduce turnover, improve productivity and enhance their ability to assist customers.

        Trademarks:    The name "Duane Reade" and the "DR" logo are registered trademarks. We believe that we have developed strong brand awareness within the New York City area. As a result, we regard the Duane Reade logo as a valuable asset. In addition, in connection with the Rock Bottom acquisition, we acquired the "Rock Bottom" name and the "Rock Bottom" logo, each of which are registered trademarks.

        The foregoing information contains certain forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment in the drugstore industry in general and in our specific market area; inflation; changes in costs of goods and services; economic conditions in general and in our specific market areas; demographic changes; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of our business; liability and other claims asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; our significant indebtedness; labor disturbances; the continued impact of, or new occurences of, terrorist attacks in the New York City metropolitan area; changes in our acquisition and capital expenditure plans and other factors referenced in this report. In addition, these forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any of these terms, or other variations on these terms or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, we caution investors not to place undue reliance on these forward-looking statements. We disclaim any obligation to update any of these factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

ITEM 2. PROPERTIES

        As of December 29, 2001, we were operating stores in the following locations:

Number of Stores
Manhattan, NY	113
Brooklyn, NY	24
Queens, NY	22
Nassau County, NY	11
Bronx, NY	8
Westchester County, NY	7
Staten Island, NY	6
New Jersey	5
Suffolk County, NY	3
Rockland County, NY	1

Total	200

        Store leases are generally for 15-year terms. The average year of expiration for stores operating as of December 29, 2001 is 2011. Lease rates are generally subject to scheduled increases that average approximately 10% every five years, based on negotiated inflation projections, real estate tax increases and maintenance cost increases. The following table sets forth the lease expiration dates of our leased stores over each of the next five years and thereafter. Of the 41 stores with leases expiring in the next five years, 14 have renewal options.

Year	Number of Leases Expiring	Number of Renewal Options
2002	7	1
2003	9	3
2004	9	5
2005	7	2
2006	9	3
Thereafter	159	72

        We occupy 49,000 square feet for our corporate headquarters, located in Manhattan, New York City, under leases that expire in 2006 and 2008.

        We occupy a 475,000 square foot warehouse in Maspeth, Queens, New York City under a lease that expires in 2017.

ITEM 3. LEGAL PROCEEDINGS

        We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a materially adverse effect on the financial position, results of operations or cash flows of our company.

        During 2001, we concluded the settlement of an arbitration proceeding related to the 1998 acquisition of Rock Bottom Stores, Inc. Settlement proceeds amounting to $6.0 million were received in full on October 4, 2001. The settlement was attributed to litigation-related costs ($3.7 million), goodwill ($1.3 million), and interest income ($1.0 million).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2001, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGE OF COMMON STOCK

	Year ended December 29, 2001
Quarter ended
	High	Low
March 31, 2001	$39.90	$28.88
June 30, 2001	37.30	32.11
September 29, 2001	39.00	27.21
December 29, 2001	32.95	27.49
	Year ended December 30, 2000
Quarter ended
	High	Low
March 25, 2000	$28.81	$20.63
June 24, 2000	32.50	23.00
September 23, 2000	31.38	20.94
December 30, 2000	31.94	23.13

        Our common stock is listed on the New York Stock Exchange under the symbol: "DRD." At March 15, 2002, there were 75 registered stockholders of our common stock, compared with 48 registered stockholders at March 16, 2001. Since a portion of our common stock is held in "street" name or nominee name, we are unable to determine the exact number of beneficial holders. We paid no dividends in 2001 or 2000, and do not currently anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share amounts, percentages and store data

Fiscal Year(1)	2001	2000	1999	1998	1997
Balance Sheet Data (at end of period)
Working capital	$214,109	$154,466	$120,036	$90,000	$37,494
Total assets	678,985	570,930	510,294	428,140	249,521
Total debt and capital lease obligations	247,155	353,001	341,042	310,969	278,085
Stockholders' equity (deficiency)	295,207	114,497	66,516	22,789	(74,109)
Statement of Operations Data
Net sales	$1,143,564	$1,000,068	$839,771	$587,432	$429,816
Cost of sales	871,215	745,717	621,510	431,025	322,340

Gross profit	272,349	254,351	218,261	156,407	107,476
Selling, general & administrative expenses	172,972	155,584	135,786	94,577	65,414
Depreciation and amortization	26,634	23,151	21,415	14,158	8,810
Store pre-opening expenses	1,667	1,395	1,492	3,273	767
Non-recurring charges(2)	—	—	—	—	12,726

Operating income	71,076	74,221	59,568	44,399	19,759
Interest expense, net	27,623	35,935	29,348	25,612	34,473

Income (loss) before income taxes	43,453	38,286	30,220	18,787	(14,714)
Income tax (expense) benefit	(17,232)	(15,610)	10,471	—	—

Income (loss) before extraordinary charge	26,221	22,676	40,691	18,787	(14,714)
Extraordinary charge(3)	(1,491)	—	—	(23,600)	—

Net income (loss)	$24,730	$22,676	$40,691	$(4,813)	$(14,714)

Per common share-basic:(4)
Income (loss) before extraordinary charge	$1.25	$1.28	$2.38	$1.16	$(1.45)
Extraordinary charge	(0.07)	—	—	(1.46)	—

Net income (loss)	$1.18	$1.28	$2.38	$(0.30)	$(1.45)

Weighted average common shares outstanding(4)	20,984	17,718	17,119	16,198	10,161

Per common share-diluted:(4)
Income (loss) before extraordinary charge	$1.20	$1.23	$2.26	$1.07	$(1.45)
Extraordinary charge	(0.07)	—	—	(1.34)	—

Net income (loss)	$1.13	$1.23	$2.26	$(0.27)	$(1.45)

Weighted average common shares outstanding(4)	21,851	18,424	17,971	17,508	10,161

Operating and Other Data
Net cash provided by (used in) operating activities	$25,762	$22,074	$16,888	$5,539	$(2,051)
Net cash used in investing activities	$(48,052)	$(32,647)	$(45,309)	$(111,575)	$(10,040)
Net cash provided by financing activities	$26,283	$10,539	$28,565	$106,644	$12,136
EBITDA(5)	$102,075	$101,357	$85,762	$62,016	$43,056
EBITDA as a percentage of sales	8.9%	10.1%	10.2%	10.6%	10.0%
Number of stores at end of period	200	172	149	128	67
Same store sales growth(6)	6.3%	7.3%	8.9%	6.5%	7.6%
Pharmacy same store sales growth	16.6%	18.8%	21.0%	21.5%	24.6%
Average store size (square feet) at end of period	7,169	7,166	7,438	7,742	6,910
Sales per square foot(7)	$818	$847	$813	$1,040	$1,010
Pharmacy sales as a % of net sales	39.2%	35.4%	31.9%	28.3%	25.1%
Third-Party Plan sales as a % of pharmacy sales	86.9%	84.0%	81.2%	77.9%	74.2%
Capital expenditures	$40,982	$29,750	$37,181	$33,266	$9,360

(1)
The 2000 fiscal year contains 53 weeks. All other years shown contain 52 weeks.
(2)
We incurred approximately $12.7 million of expenses in 1997 related to our consideration and subsequent abandonment of plans for a public offering of common stock. We treat these charges as non-recurring, as we do not expect them to be repeated.
(3)
We incurred after-tax expenses of approximately $1.5 million related to the retirement of a portion of our debt. Refer to Note 17 of the Consolidated Financial Statements for a further explanation of this charge.
(4)
On January 14, 1998, the Company effected an 8.326 reverse stock split of its common stock. All references to common stock shares and per share data have been adjusted to give retroactive effect to such reverse stock split.
(5)
As used in this report, EBITDA means earnings before interest, income taxes, depreciation, amortization, extraordinary charges, non-recurring charges and other non-cash items (primarily deferred rents). Management believes that EBITDA, as presented, represents a useful measure of assessing the performance of our ongoing operating activities, as it reflects our earnings trends without the impact of certain non-cash charges. Targets and positive trends in EBITDA are used as performance measures for determining certain management's bonus compensation. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

          A reconciliation of net income (loss) to EBITDA for each period included above is set forth below (dollars in thousands):

Fiscal Year	2001	2000	1999	1998	1997
Net income (loss)	$24,730	$22,676	$40,691	$(4,813)	$(14,714)
Income tax expense (benefit)	17,232	15,610	(10,471)	—	—
Interest expense, net	27,623	35,935	29,348	25,612	34,473
Depreciation and amortization	26,634	23,151	21,415	14,158	8,810
Extraordinary charge	1,491	—	—	23,600	—
Non-recurring items	—	—	—	—	12,726
Other non-cash items (primarily deferred rent)	4,365	3,985	4,779	3,459	1,761

EBITDA	$102,075	$101,357	$85,762	$62,016	$43,056

(6)
Same store sales figures include stores that have been in operation for at least 13 months.

(7)
Sales per square foot prior to fiscal 1999 exclude 29 Rock Bottom stores acquired in September of 1998, which were converted to the Duane Reade format in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read in connection with all consolidated financial statements and their notes included elsewhere in this report.

General

        We generate revenues primarily through sales of over-the-counter and prescription pharmaceutical products, health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies and seasonal merchandise. Health and beauty care products, including over-the-counter drugs, represent our highest volume product categories. Our primary costs and expenses are (1) inventory costs, (2) labor expenses and (3) occupancy costs.

        We achieved sales per square foot of $818 in fiscal 2001 and $847 in fiscal 2000. We believe that sales per square foot is a useful measure of comparing our performance to that of our competitors because it is a measure of a store's sales productivity. We currently expect that our sales per square foot may decline as we continue with our plan to increase new store openings during fiscal 2002. The opening of these additional stores may result in a decline in sales per square foot principally because (1) the average square footage for new stores will often be greater than that of the existing store base and (2) new stores generally take some time to reach a mature level of sales. We believe that our competitors in the industry experience increases and decreases in sales per square foot for similar reasons. Over the next two years, we plan to open 60 to 70 stores, of which approximately two-thirds will be located outside of Manhattan. There are no future plans for any significant number of store closings.

        Our primary assets are our ownership of 99% of the outstanding partnership interest of Duane Reade, a New York general partnership, and ownership of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade. Substantially all of our operations are conducted through Duane Reade. In August 1999, we established two new subsidiaries, Duane Reade International and Duane Reade Realty. Duane Reade distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade the properties subject to those leases. The Consolidated Financial Statements included herein reflect the accounts of Duane Reade Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Results of Operations

        On September 11, 2001, a terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of our stores are located. The attack resulted in the complete loss of two stores, one of which was in the top tier of our stores based on sales volume and profit contribution. Also, as a result of this disaster and the related disruptions within our market in the period following the disaster, we reported significant declines in sales and earnings growth trends from the levels achieved prior to the disaster.

        Over the 16 weeks in 2001 subsequent to the disaster, we estimate lost sales of approximately $27.0 million, primarily in higher margin front-end sales, and reduced net earnings of approximately $6.5 million, or $0.30 per diluted share. We are insured for our property losses, extra costs to re-establish operations and business interruption losses. To date, we have collected $2.5 million in insurance recoveries for our property losses, of which $2.0 million was received subsequent to the December 29, 2001 year end. The results discussed below include all business interruption losses incurred over the period subsequent to the disaster with no provision for insurance recoveries other than the cost of our physical property losses and covered extra expenses to re-establish operations. We have submitted our business interruption claim, which is material in amount, to the insurance carrier, and we expect the required adjusting process for the settlement of this claim to continue well into the second half of this year. Specific areas of our reported results materially impacted by this disaster are included in our management discussion and analysis of financial condition provided below.

        The following sets forth the results of operations as a percentage of sales for the periods indicated.

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.2	74.6	74.0

Gross profit	23.8	25.4	26.0
Selling, general & administrative expenses	15.1	15.6	16.2
Depreciation and amortization	2.3	2.3	2.6
Store pre-opening expenses	0.2	0.1	0.2

Operating income	6.2	7.4	7.0
Net interest expense	2.4	3.6	3.5

Income before income taxes	3.8	3.8	3.5
Income tax benefit (expense)	(1.5)	(1.5)	1.3

Income before extraordinary charge	2.3	2.3	4.8
Extraordinary charge	(0.1)	—	—

Net income (loss)	2.2%	2.3%	4.8%

Fiscal 2001 Compared to Fiscal 2000

        Net sales in the 52-week year ended December 29, 2001 were $1.14 billion, an increase of 14.3% over the 53-week year ended December 30, 2000 sales of $1.00 billion. On a comparable 52-week basis, net sales in 2001 increased 16.3% over the same period in 2000. The increases were due to increased comparable store sales of 6.3% and the inclusion of 24 stores opened during 2000 for the entire 2001 period and 28 net new stores opened in 2001. The increase in comparable store sales was primarily attributable to improved pharmacy sales, which increased to 39.2% of total sales in 2001 compared to 35.4% of total sales in 2000. Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front-end sales. Pharmacy and front-end comparable sales increased by 16.6% and 0.6%, respectively.

        Cost of sales as a percentage of net sales increased to 76.2% for 2001 from 74.6% for 2000, resulting in a decrease in gross profit margin to 23.8% for 2001 from 25.4% for 2000. Cost of goods sold in 2001 includes two unusual items, a loss of $2.6 million from the early termination of a supply agreement and a gain of $1.4 million from the sale of a few stores' customer lists. The combined net loss of $1.2 million for these unusual items represented 0.1% of sales in 2001. The balance of the gross margin decline primarily resulted from the low front-end comparable store growth rate of 0.6% and the faster growth rate of lower margin pharmacy sales. The low growth rate in comparable front-end sales for the year was primarily attributable to the impact of customer disruptions in the aftermath of the World Trade Center disaster, the recessionary economy in the second half of the year and a mild flu season in the fourth quarter that depressed sales of cough and cold categories. Lower margin pharmacy sales benefited in the fourth quarter from increased demand for ciprofloxacin as a result of anthrax scares, as well as higher rates of sales in certain sleep aids and anti-depressants. Gross profit was also adversely impacted by the loss of front-end sales related allowances in the period following the World Trade Center disaster.

        Selling, general and administrative expenses were $173.0 million, or 15.1% of net sales, and $155.6 million, or 15.6% of net sales, in 2001 and 2000, respectively. The decrease as a percentage of sales reflects improved efficiencies and additional expense leveraging against new store sales, as well as a reduction in earnings-based incentive compensation and benefit costs.

        Depreciation and amortization of intangibles in 2001 and 2000 was $26.6 million and $23.2 million, respectively. The increase was attributable to capital spending for property and equipment during 2000 and 2001, primarily in support of new store growth as well as amortization expenses for goodwill, pharmacy customer lists and lease acquisition costs for acquisitions completed during 2000 and 2001.

        Store pre-opening expenses of $1.7 million related to the opening of 31 stores in 2001 as compared to $1.4 million reflecting 24 store openings in 2000.

        Net interest expense decreased to $27.6 million in 2001 from $35.9 million in 2000. The decrease in interest expense was principally due to the $130.4 million of proceeds from the June, 2001 Equity Offering that were used to reduce term loan and revolver borrowings and lower interest rates on the floating rate portion of our revolving credit facility during 2001, as well as one less week in fiscal 2001 as compared to fiscal 2000. This was partially offset by increased revolver borrowings attributable to the lost sales and earnings in the aftermath of the World Trade Center disaster.

        Our income before income taxes increased 13.5% to $43.5 million in 2001 from $38.3 million in 2000.

        During 2001, we recorded an income tax provision of $17.2 million, reflecting an effective tax rate of 43.0%, reduced by certain wage-related income tax credits amounting to $1.4 million. During 2000, we recorded an income tax provision of $15.6 million, reflecting an effective tax rate of 42.9%, reduced by wage-related income tax credits totaling $0.8 million.

        Net income was $24.7 million in 2001 and $22.7 million in 2000. The increase of $2.0 million is a result of the increase in pre-tax income of $5.2 million in 2001 versus 2000, partially offset by the incremental income tax provision of $1.6 million and the after-tax extraordinary charge of $1.5 million in 2001, reflecting the write-off of deferred financing costs as a result of the June, 2001 early retirement of debt.

Fiscal 2000 Compared to Fiscal 1999

        Net sales in the 53-week year ended December 30, 2000 were $1.0 billion, an increase of 19.1% over the 52-week year ended December 25, 1999 sales of $839.8 million. On a comparable 52-week basis, net sales in 2000 increased 17.0% over the same period in 1999. The increase was due to increased comparable store sales of 7.3% and the inclusion of 21 stores opened during 1999 for the entire 2000 period and 23 net new stores opened in 2000. The increase in comparable store sales was primarily attributable to improved pharmacy sales, which increased to 35.4% of total sales in 2000 compared to 31.9% of total sales in 1999. Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front-end sales. Pharmacy and front-end comparable sales increased by 18.8% and 1.8%, respectively.

        Cost of sales as a percentage of net sales increased to 74.6% for 2000 from 74.0% for 1999, resulting in a decrease in gross profit margin to 25.4% for 2000 from 26.0% for 1999. The decrease in gross margin resulted principally from the faster growth rate of lower margin pharmacy sales and the inclusion of the 53rd week in 2000, which included a significant portion of post-holiday markdowns not included in the previous 52-week year.

        Selling, general and administrative expenses were $155.6 million, or 15.6% of net sales, and $135.8 million, or 16.2% of net sales, in 2000 and 1999, respectively. The decrease as a percentage of sales reflects the favorable leveraging of store operating costs from maturing retail sites, as well as the leveraging of general and administrative expenses against new and comparative store sales growth.

        Depreciation and amortization of intangibles in 2000 and 1999 was $23.2 million and $21.4 million, respectively. The increase was attributable to capital spending for property and equipment during 1999 and 2000 as well as amortization expenses for goodwill, pharmacy customer lists and lease acquisition costs for acquisitions completed during 1999 and 2000. This was partially offset by reduced amortization expenses related to a $22.2 million reduction of goodwill in the fourth quarter of 1999, and a change in the estimated useful life of pharmacy customer list acquisitions from 5 to 7 years.

        Store pre-opening expenses of $1.4 million related to the opening of 24 stores in 2000 as compared to $1.5 million reflecting 21 store openings in 1999.

        Net interest expense increased to $35.9 million in 2000 from $29.3 million in 1999. The increase in interest expense was principally due to higher levels of average borrowings and higher interest rates during 2000.

        Our income before income taxes increased 26.7% to $38.3 million in 2000 from $30.2 million in 1999.

        During 2000, we recorded an income tax provision of $15.6 million, reflecting an effective tax rate of 42.9%, partially offset by certain wage-related income tax credits. During 1999, we recorded an income tax benefit of $10.5 million due to the reversal of deferred tax asset valuation reserves of $30.8 million.

        We recorded net income of $22.7 million in 2000, compared to net income of $40.7 million in 1999. The decrease of $18.0 million is a result of the income tax benefit of $10.5 million recorded in 1999 as compared to the income tax provision of $15.6 million recorded in 2000, partially offset by the increase in pre-tax income of $8.1 million in 2000 versus 1999.

Liquidity and Capital Resources

        On June 13, 2001, we successfully completed a follow-on equity offering (the "2001 Offering") of 8,050,000 shares of common stock, including 4,000,000 primary shares and 4,050,000 secondary shares from selling stockholders. The primary shares were sold for net proceeds of $32.84 per share that resulted in $130.4 million in proceeds to us after deducting various expenses related to the offering. We also received $0.5 million from the exercise of certain selling shareholders' stock options in connection with the sale of the secondary shares. These proceeds were used to reduce term loan and revolver borrowings, resulting in a reduction of debt at June 13, 2001 from $373.5 million to $242.0 million.

        In connection with the completed equity offering, on July 10, 2001, we entered into the Fourth Amended and Restated Credit Agreement ("the Restated Credit Agreement"). The Restated Credit Agreement resulted in a refinancing of our outstanding Term B and Term C loans into a new Term B loan with reduced LIBOR margins and an extended maturity date. The Restated Credit Agreement was made possible as a result of the completed offering and related improvement in our leverage ratios. As of December 29, 2001, the outstanding balances of the Term A and Term B loans were $17.3 million and $138.8 million, respectively. The LIBOR margin on the new Term B loan was reduced to 2.50% from 3.00% on the Term B and Term C loans in effect prior to the refinancing. Additionally, the Restated Credit Agreement provides for an increase in permitted revolver borrowings from $60.0 million to $100.0 million of which $80.0 million was made available as of the date of the refinancing. At December 29, 2001, there was $10.0 million of outstanding revolver borrowings and $0.8 million of standby letters of credit, leaving $69.2 million of availability. Annual permitted capital expenditures were increased from $30.0 to $50.0 million in this Restated Credit Agreement, and certain restrictive covenants were modified to provide us with additional flexibility. Our revolver and Term A loans under our Restated Credit Agreement expire on February 15, 2004, and our Term B loan expires on February 15, 2007. We expect to be able to replace the revolving and Term A portions of our Restated Credit Agreement under terms that are approximately equivalent to those currently in effect.

        Working capital was $214.1 million as of December 29, 2001 and $154.5 million as of December 30, 2000. The increase of $59.6 million was primarily due to inventory and accounts receivable increases of $48.1 million and $12.8 million respectively. The inventory increase resulted from purchases of inventory required to support the opening of 31 additional stores during 2001, as well as increases in owned pharmacy inventory above a consignment limit of $30.0 million, under the agreement with our primary pharmacy supplier. Increased inventory also related to earlier purchases of spring holiday merchandise in advance of an earlier Easter holiday in 2002. The increase in accounts receivable was primarily attributable to significantly higher sales volumes of third party reimbursed prescriptions that is consistent with the general industry trend.

        Our EBITDA increased by $0.7 million, or 0.7%, to $102.1 million in 2001 compared to $101.4 million in 2000. EBITDA as a percentage of sales was 8.9% in 2001, compared to 10.1% in 2000. The reduced EBITDA margin was primarily attributable to lower gross profit margins as discussed above.

        For fiscal 2001, net cash provided by operating activities was $25.8 million, compared to $22.1 million for fiscal 2000. The primary reason for the increase was increased cash earnings partially offset by increases in working capital related to inventory for new stores and increased accounts receivable.

        For fiscal 2001, net cash used in investing activities was $48.1 million, compared to $32.6 million in fiscal 2000. Net cash used in investing activities in 2001 was for capital expenditures of $41.0 million, primarily related to the opening and remodeling of new and renovated stores, combined with $8.5 million for lease, pharmacy file and other acquisition costs, partially offset by $1.4 million of proceeds generated by the sale of certain stores' customer files. Net cash used in investing activities in 2000 was due to capital expenditures of $29.7 million and $2.9 million for lease, pharmacy file and other acquisition costs.

        For fiscal 2001, net cash provided by financing activities was $26.3 million, compared to $10.5 million in fiscal 2000. The higher levels of cash provided by financing activities in 2001 resulted from increased capital expenditures to support increased levels of new store growth and higher levels of cash spending for lease, pharmacy file and other acquisition costs. Proceeds of $130.4 million from the June, 2001 common stock offering were used to repay a portion of our outstanding senior debt.

        Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 60 to 70 stores during the next two years. We expect to spend approximately $48.0 million in fiscal 2002 on capital expenditures, primarily for new and replacement stores and an additional $8.5 million for lease and pharmacy file acquisition and other costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

        Leases for 16 of our stores that generated approximately 6.4% of our net sales for fiscal 2001 are scheduled to expire before the end of fiscal 2003. Four of these leases have renewal options. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of December 29, 2001, approximately 4,000 of our approximately 5,100 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of our debt agreements. As of December 29, 2001, we had borrowed $10.0 million under the revolving portion of our Restated Credit Agreement and had approximately $69.2 million of remaining availability. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. Substantially all of our borrowings under the Restated Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

        At December 29, 2001, there were $5.6 million of receivables related to recoverable property losses and extra costs to reopen stores that were temporarily closed due to the disruptions related to the September 11, 2001 World Trade Center disaster. We have received $2.0 million in insurance proceeds subsequent to the balance sheet date that represents partial payment for these losses and we expect to receive the balance within the first half of the current year. We have also submitted our business interruption claim, which is material in amount, and expect that the required process of adjusting this claim will continue into the second half of this year. The above liquidity assessment does not assume any additional insurance recoveries above those already collected to date.

        The Restated Credit Agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions and certain other transactions and business activities.

        Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 29, 2001, we were in compliance with all financial performance covenants. There are no credit ratings related triggers in our Restated Credit Agreement or in the Indenture governing our 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Note Indenture") that would impact cost of borrowing, annual amortization of principal or related debt maturities.

        On December 20, 2000, we entered into a two-year interest rate swap in the notional amount of $150.0 million. This swap had an effective date of January 12, 2001 and represented a hedging transaction whereby we would receive interest at a floating rate and pay interest at a fixed LIBOR rate. The effect of this swap is to fix our interest obligations on $150.0 million of floating rate debt for two years at a LIBOR rate of 5.8075% plus the applicable margins as defined in the credit agreement (see Note 9 to the Consolidated Financial Statements). This agreement expires on January 13, 2003.

        The following table provides additional information with respect to our Commitments and Obligations:

Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-Term Debt(1)	$246,159	$7,758	$23,765	$2,790	$211,846
Capital Lease Obligations(2)	996	820	176	—	—
Operating Leases(3)	1,032,622	85,882	174,826	168,954	602,960

Total Contractual Cash Obligations	$1,279,777	$94,460	$198,767	$171,744	$814,806

(1)
At December 29, 2001, this represented the outstanding balance of term loans ($156.2 million) and revolving credit borrowings ($10.0 million) under our Restated Credit Agreement, combined with the outstanding balance of our 9.25% Senior Subordinated Notes due 2008 ($80.0 million), as further detailed in Note 9 to the Consolidated Financial Statements.
(2)
Refer to Note 10 of the Consolidated Financial Statements for further detail on Capital Lease Obligations.
(3)
Refer to Note 15 of the Consolidated Financial Statements for further detail on Operating Lease Obligations.

Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Standby Letters of Credit(1)	$755	$755

Total Commercial Commitments	$755	$755	—	—	—

(1)
Standby Letters of Credit, representing property lease security deposits, are renewed on an annual basis.

Fair Value of Contracts at Period-End

Source of Fair Value	Maturity within 1 year	Maturity 2-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(Dollars in thousands)
Prices provided by other external sources(1)		$6,307			$6,307

Total Commercial Commitments	—	$6,307	—	—	$6,307

(1)
Represents the December 29, 2001 fair market value, as provided by the lender, Credit Lyonnais New York Branch, of the interest rate swap agreement currently in place which expires on January 13, 2003.

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, the Company's primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and are terminable by us, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off balance sheet financing other than the operating lease commitments listed above.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the paragraphs below are those that depend most heavily on these judgements and estimates.

        Pharmacy Receivables—Reserves for Uncollectible Accounts—At December 29, 2001, accounts receivable included $31.9 million of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales made prior to the year-end date. Our accounting policy is to fully reserve for all unpaid pharmacy receivables over 120 days old, as well as any others deemed potentially uncollectible. This policy is based on our past collection experience. Our uncollectible pharmacy receivable losses amounted to $2.4 million in fiscal 2001 and there was approximately $1.7 million reserved for uncollectible pharmacy receivables at December 29, 2001.

        Inventory Shrink Estimates—We take front-end physical inventories in each of our stores and the distribution center twice per year on a staggered cycle basis. Front-end inventories at balance sheet dates are valued using the retail dollar based first in, first out (FIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 29, 2001, an understatement of this shrink estimate by 1.0% of front-end sales would result in a reduction in current year pre-tax earnings of approximately $2.0 million.

        Insurance Liabilities and Reserves—At December 29, 2001, there were $2.2 million of accrued general liability claim costs that primarily related to our self-insured portion of customer accident claims. Our policy is to recognize a liability for the estimated self-insured portion of the projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. Although the maximum self-insured portion of any individual claim amounts to $100,000, our historical claim settlement experience is significantly lower. At December 29, 2001, there were 172 outstanding claims with an average projected settlement value of approximately $13,000.

        Impairment of Goodwill and Intangible Assets—At December 29, 2001, goodwill, net of accumulated amortization, amounted to approximately $158.4 million. Other net intangible assets consisted of lease acquisition costs of $28.8 million, customer lists of $18.1 million and non-compete agreements amounting to $1.2 million. Our policy is to evaluate these acquired assets for impairment as of each balance sheet date by comparing the expected undiscounted cash flows from the underlying stores or assets over their remaining asset lives to the net intangible asset values. Any intangible asset for which the projected undiscounted cash flow is insufficient to recover the asset's carrying value is considered impaired and would be written down to its net recoverable value. Such write-downs would result in a non- cash charge to earnings. The September 11 terrorist attack on the World Trade Center had a significant adverse impact upon our third and fourth quarter's earnings, gross margins and cash flow. Despite this impact, there were no goodwill or intangible asset impairments in our December 29, 2001 evaluation. The projected future cash flows used in this evaluation reflected a gradual improvement in our sales, margins and cash flows during the current year as the rebuilding process in New York City expands in scope. The average period of cash flow recovery determined in this test was within 2.5 years, and all stores are projected to recover their intangible asset values within their useful lives.

        Other Loss Contingencies—Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. At December 29, 2001, there were no loss contingency liabilities that we considered probable and reasonably estimable.

Accounting Change

        During the first quarter of 2002, we plan to adopt a change in accounting method to convert from our current retail dollar based first-in, first-out ("FIFO") method of inventory valuation to an item specific cost based last-in, first-out ("LIFO") method of inventory valuation. This change is expected to result in a separate one-time non-cash after tax charge of approximately $9.0 million to be recorded in the first quarter. In addition, expected 2002 inflation in inventory acquisition costs will likely result in increased charges to cost of goods to be sold during 2002. We estimate that a 1.0% inflation in the annual inventory acquisition costs in 2002 would approximate a $1.2 million reduction in fiscal 2002 net earnings. Adoption of the specific cost LIFO method will result in the recognition of the latest item costs in our reported gross margins, and will make our results more comparable to other major retailers in our industry. In an inflationary period, the LIFO method also has the added favorable impact of increasing cash flow through reduced income taxes.

Seasonality

        The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods. See Note 20 to the Consolidated Financial Statements for an illustration of the effect of seasonality on our results of operations.

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 29, 2001, although most recent data available indicates that there has been a modest increase in the overall inflation levels impacting our business. There can be no assurance that inflation will not have a material impact in the future.

Recently Issued Accounting Pronouncements

        During the third quarter of 2001, we adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, for acquisitions completed after June 30, 2001. This adoption eliminated goodwill amortization for these acquisitions and did not have a material impact on our financial position, results of operations or cash flows.

        Beginning in fiscal 2002, the application of these pronouncements will also eliminate amortization of goodwill for acquisitions completed prior to July 1, 2001. As a result, total company amortization expenses for 2002 are projected to decline by approximately $4.4 million.

        FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. On December 20, 2000, we entered into a two-year interest rate swap agreement in the notional amount of $150.0 million, with an effective date of January 12, 2001. The agreement, which was entered into as an interest rate hedging transaction, effectively converted $150.0 million of floating rate debt to a fixed rate of interest based on LIBOR. We adopted Statement No. 133 in the first quarter of 2001, but this did not have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. Variable rate debt outstanding under our Restated Credit Agreement was approximately $166.2 million at December 29, 2001. On December 20, 2000, we purchased a two-year interest rate swap in the notional amount of $150.0 million. This swap, which had an effective date of January 12, 2001, represented a hedging transaction to effectively convert $150.0 million of floating rate debt to a fixed rate. This fixed rate is equivalent to a LIBOR rate of 5.8075% plus the applicable margins described in our Restated Credit Agreement (see Note 9 to the Consolidated Financial Statements). At December 29, 2001, the weighted average combined 30-day and 90-day LIBOR rate in effect on the $16.2 million balance of the floating rate term and revolving debt was 2.13%. A 0.50% change in interest rates applied to the $16.2 million balance of floating rate debt would affect pre-tax annual results of operations by less than $0.1 million. We also have $80.0 million of Senior Subordinated Notes due 2008 outstanding at December 29, 2001, which bear interest payable semi-annually at a fixed rate of 9.25%, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and
Stockholders of Duane Reade Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Duane Reade, Inc. and its subsidiaries (the "Company") at December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for the 53 week period ended December 30, 2000 and for each of the 52 week periods ended December 29, 2001 and December 25, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 15, 2002

DUANE READE INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000	52 weeks ended December 25, 1999
Net sales	$1,143,564	$1,000,068	$839,771
Cost of sales	871,215	745,717	621,510

Gross profit	272,349	254,351	218,261

Selling, general & administrative expenses	172,972	155,584	135,786
Depreciation and amortization	26,634	23,151	21,415
Store pre-opening expenses	1,667	1,395	1,492

	201,273	180,130	158,693

Operating income	71,076	74,221	59,568
Interest expense, net	27,623	35,935	29,348

Income before income taxes	43,453	38,286	30,220
Income tax (expense) benefit	(17,232)	(15,610)	10,471

Income before extraordinary charge	26,221	22,676	40,691
Extraordinary charge	(1,491)	—	—

Net income	$24,730	$22,676	$40,691

Per common share-basic:
Income before extraordinary charge	$1.25	$1.28	$2.38
Extraordinary charge	(0.07)	—	—

Net income	$1.18	$1.28	$2.38

Weighted average common shares outstanding	20,984	17,718	17,119

Per common share-diluted:
Income before extraordinary charge	$1.20	$1.23	$2.26
Extraordinary charge	(0.07)	—	—

Net income	$1.13	$1.23	$2.26

Weighted average common shares outstanding	21,851	18,424	17,971

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 29, 2001	December 30, 2000
Assets
Current assets
Cash	$4,972	$979
Receivables, net	57,085	44,269
Inventories	220,707	172,568
Deferred income taxes	14,295	13,023
Prepaid expenses and other current assets	19,412	13,454

Total current assets	316,471	244,293
Property and equipment, net	135,835	107,883
Goodwill, net of accumulated amortization of $35,323 and $31,020	158,395	152,951
Deferred income taxes	1,082	8,852
Other assets	67,202	56,951

Total assets	$678,985	$570,930

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$69,088	$47,575
Accrued interest	5,599	8,394
Accrued expenses	19,097	19,830
Current portion of long-term debt	7,758	12,325
Current portion of capital lease obligations	820	1,703

Total current liabilities	102,362	89,827
Long-term debt	238,401	337,913
Capital lease obligations, less current portion	176	1,060
Other non-current liabilities	42,839	27,633

Total liabilities	383,778	456,433

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 23,423,422 and 18,232,339 shares	234	182
Paid-in capital	314,060	154,536
Accumulated other comprehensive loss	(3,596)	—
Accumulated deficit	(15,491)	(40,221)

Total stockholders' equity	295,207	114,497

Total liabilities and stockholders' equity	$678,985	$570,930

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Consolidated Statements of Cash Flows

(In thousands)

	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000	52 weeks ended December 25, 1999
Cash flows from operating activities:
Net income	$24,730	$22,676	$40,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,098	24,878	22,827
Deferred income taxes	9,758	13,360	18,353
Gain on sale of assets	(1,379)	—	—
Valuation allowance reversal	—	—	(30,843)
Extraordinary charge	1,491	—	—
Other	5,902	3,985	4,779
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(12,816)	(10,686)	(12,719)
Inventories	(45,838)	(18,022)	(22,252)
Accounts payable	21,513	3,532	1,984
Prepaid and accrued expenses	(8,907)	(6,577)	(3,685)
Other assets and liabilities, net	3,210	(11,072)	(2,247)

Net cash provided by operating activities	25,762	22,074	16,888

Cash flows from investing activities:
Purchase of Love's Stores and Pasteur Pharmacy	—	—	(10,332)
Proceeds from sales of assets	1,400	—	10,732
Capital expenditures	(40,982)	(29,750)	(37,181)
Lease acquisition and customer lists	(8,470)	(2,897)	(8,528)

Net cash used in investing activities	(48,052)	(32,647)	(45,309)

Cash flows from financing activities:
Proceeds from common stock offering, net	130,446	—	—
Proceeds from term loans	—	40,000	25,000
Repayment of term loans	(101,579)	(9,925)	(5,787)
Net borrowings from (repayments of) revolving credit facility	(2,500)	(16,000)	12,000
Deferred financing costs	(2,106)	(2,284)	(1,494)
Proceeds from exercise of stock options	3,789	702	928
Repayment of capital lease obligations	(1,767)	(1,954)	(2,082)

Net cash provided by financing activities	26,283	10,539	28,565

Net increase (decrease) in cash	3,993	(34)	144
Cash at beginning of year	979	1,013	869

Cash at end of year	$4,972	$979	$1,013

Supplementary disclosures of cash flow information:
Cash paid for interest	$28,737	$29,079	$27,971
Cash paid for taxes on income	$2,323	$1,467	$1,587
Acquisitions using common stock	$25,342	$24,601	$2,109
Property acquired under capital lease financing	$—	$—	$945

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
					Paid-in Capital	Accumulated Deficit			Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 26, 1998	—	$—	16,985,557	$170	$126,207	$(103,588)	$—	$22,789	$—
Common stock issued:
for exercise of stock options	—	—	134,953	1	926	—		927
for acquisitions	—	—	82,445	1	2,108	—		2,109
Net income	—	—	—	—	—	40,691		40,691	$40,691

Balance, December 25, 1999	—	—	17,202,955	172	129,241	(62,897)	—	66,516	$40,691

Common stock issued:
for exercise of stock options	—	—	80,912	1	703			704
for acquisitions	—	—	948,472	9	24,592			24,601
Net income	—	—	—	—	—	22,676		22,676	$22,676

Balance, December 30, 2000	—	—	18,232,339	182	154,536	(40,221)	—	114,497	$22,676

Common stock offering	—	—	4,000,000	40	130,406			130,446
Common stock issued:
for exercise of stock options	—	—	414,972	4	3,784			3,788
for acquisitions	—	—	776,111	8	25,334			25,342
FMV of interest rate swap							(3,596)	(3,596)	$(3,596)
Net income	—	—	—	—	—	24,730		24,730	24,730

Balance, December 29, 2001	—	$—	23,423,422	$234	$314,060	$(15,491)	$(3,596)	$295,207	$21,134

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

        Duane Reade Inc. (the "Company") was formed on June 16, 1992 as part of an acquisition of Duane Reade, a New York General Partnership and the primary operating entity. The Company and a wholly owned subsidiary, DRI I Inc. ("DRI"), are general partners in Duane Reade. Duane Reade was originally founded in 1960 as a family owned business in the financial district of Manhattan in New York City.

        The Company was acquired in June of 1997 by certain affiliates of Donaldson, Lufkin and Jenrette (the "DLJ Entities"), and in February 1998, the Company completed an initial public offering of its common stock. This transaction enabled the Company to refinance all of its then outstanding debt in order to improve the Company's financial flexibility and support its new store expansion initiatives. In November 2000, the ultimate parent of the DLJ Entities, DLJ Inc., was acquired by an indirect, wholly owned subsidiary of the Credit Suisse Group, and on February 1, 2001, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an affiliate of the DLJ Entities and the market maker for our 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes"), changed its name to Credit Suisse First Boston Corporation ("CSFB"). As of December 29, 2001, Duane Reade operated 200 drugstores throughout New York City and the surrounding metropolitan areas of New York and northeastern New Jersey.

        On May 14, 2001, the Company filed a Form S-3 registration statement for a follow-on public equity offering (the "2001 Offering") of 4,000,000 primary shares of its common stock (the "Primary Shares") and 3,000,000 secondary shares of its common stock. The underwriting agreement for the 2001 Offering also provided the underwriters with a 30-day option to purchase up to an additional 1,050,000 secondary shares ("Additional Secondary Shares" and collectively with the 3,000,000 secondary shares, the "Secondary Shares") to cover over-allotments of shares. The 2001 Offering was declared effective by the Securities and Exchange Commission on June 7, 2001 and was priced at $34.50 per share to the public with underwriting discounts and commissions of $1.66 per share that resulted in proceeds of $32.84 per share to the Company and the selling stockholders. The 2001 Offering was closed on June 13, 2001 and resulted in $130.4 million net proceeds to the Company after deducting various expenses related to the 2001 Offering. In addition, the Company received proceeds of $0.5 million related to the exercise of stock options related to a portion of the shares of selling stockholders sold as Secondary Shares in the 2001 Offering. The net proceeds to the Company from the sale of the Primary Shares, together with the proceeds it received from the related exercise of stock options, were used to repay a portion of amounts outstanding under the Company's credit agreement (the "Credit Agreement"), as amended, by and among Duane Reade (and its affiliates), Credit Suisse First Boston ("CSFB"), as syndication agent for the lenders thereunder, and Fleet National Bank ("Fleet"), as administrative agent for the lenders thereunder. The Secondary Shares were sold by certain selling stockholders primarily affiliated with private equity funds managed by CSFB, as well as by certain management investors.

        Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

        Principles of consolidation:    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

        Reporting year:    The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2001 and 1999 fiscal years contain 52 weeks, while the 2000 fiscal year contains 53 weeks.

        Receivables:    Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company has provided an allowance for doubtful accounts of $2.5 million and $0.4 million at December 29, 2001 and December 30, 2000 respectively. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, when such advertising or promotions have been completed and the related allowances have been earned. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

        Inventories and cost of sales:    Inventories are stated at the lower of cost or market. Front-end inventories are valued using the retail dollar value first in, first out ("FIFO") method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. In 1998, the Company entered into an arrangement with a pharmaceutical distributor whereby prescription drug inventory was shipped directly to the Company's stores, with payment due only when inventory was sold. On November 19, 1999, the Company terminated this arrangement and entered into a new arrangement with a different pharmaceutical distributor, its primary supplier of pharmaceutical products. Under the new arrangement, prescription drug inventory continues to be shipped directly to the Company's stores. Such inventory, up to a $30 million limit, is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. Prescription drug inventory over the consignment limit is accounted for as owned inventory and is included on the Company's balance sheet at cost. As of December 29, 2001 and December 30, 2000, there was approximately $16.4 million and $3.1 million of prescription drug inventory over the consignment limit included in the Company's consolidated balance sheets. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. Other recurring real estate related income amounted to approximately $6.6 million in 2001 compared to $7.1 million in 2000. Sales of market related data amounted to approximately $4.0 million in 2001, compared to $2.0 million in 2000.

        Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	5-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining asset life

        Other assets:    Deferred financing costs, which arose in connection with the Restated Credit Agreement and the Senior Notes, are amortized using the interest method, over the term of the underlying debt.

        Pharmacy file and lease acquisition costs are amortized over seven years and the remaining life of the lease, respectively.

        Systems development costs, relating to management information systems, are amortized using the straight-line method over a period of seven years.

        Intangible assets:    Goodwill for acquisitions completed prior to July 1, 2001 is amortized on the straight-line method over 40 years. The carrying values of goodwill, identifiable intangibles and long-lived fixed assets are periodically reviewed and evaluated by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. This evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of goodwill or other identifiable intangibles or fixed assets has been impaired, an appropriate write-down would be recorded. Goodwill related to acquisitions completed after June 30, 2001, has been recognized in accordance with Financial Accounting Standards Board Pronouncement No. 142 (FAS 142) "Goodwill and Other Intangible Assets". Under this pronouncement, non-impaired goodwill for acquisitions completed after June 30, 2001 is no longer amortized.

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold.

        Advertising expenses:    Costs incurred to produce media advertising are charged to expense when the advertising takes place.

        Pre-opening expenses:    Store pre-opening costs, other than capital expenditures, are expensed when incurred.

        Income taxes:    Income taxes are accounted for under the liability method prescribed by Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized.

        Recently issued accounting standards:    During the third quarter of 2001, we adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, for acquisitions completed after June 30, 2001. This adoption eliminated goodwill amortization for these acquisitions and did not have a material impact on our financial position, results of operations or cash flows.

        Beginning in fiscal 2002, the application of these pronouncements will also eliminate amortization of goodwill for acquisitions completed prior to July 1, 2001. As a result, total company amortization expenses for 2002 are projected to decline by approximately $4.4 million.

        FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. On December 20, 2000, the Company entered into a two-year interest rate swap agreement in the notional amount of $150.0 million, with an effective date of January 12, 2001. The agreement, which was entered into as an interest rate hedging transaction, effectively converted $150.0 million of floating rate debt to a fixed rate of interest based on LIBOR. The Company adopted Statement No. 133 in the first quarter of 2001, but this did not have a material impact on our Consolidated Financial Statements.

        Use of estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Significant estimates used in the preparation of the financial statements included herein follow:

        Uncollectible accounts receivable:    The Company's accounts receivable primarily consists of amounts due from third party prescription plans, vendors and credit card processors. The Company fully reserves for all prescription plan receivables deemed potentially uncollectible at the balance sheet date. The majority of vendor receivables are collected through authorized deductions against purchases and credit card receivables are normally collected within five days. The Company believes that this method provides adequate assurance that such balances are reflected at net realizable value.

        Inventory shrinkage:    Inventory balances are presented net of the Company's estimated provision for shrink, which is based on the most recent chain-wide trends. The Company takes physical inventories of front-end merchandise in its stores and distribution center twice per year and pharmacy inventories in its stores once per year. All store inventories are taken on a staggered cycle basis throughout the year.

        Property and equipment useful lives:    Useful lives for property and equipment are established for each common asset class and are based on our historical experience.

        General liability insurance claims:    Liabilities for the self-insured portion of general liability insurance claims are primarily related to customer accidents. Our policy is to recognize such liabilities based on estimates of the self-insured portion of the ultimate settlement value of these claims as well as for estimated incurred but unreported claims as of each balance sheet date.

        Other loss contingencies:    Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. At December 29, 2001 there were no loss contingency liabilities that we considered probable and reasonably estimable.

        Net income per common share:    Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's

"in-the-money" stock options. Of the options to purchase 2,207,287 and 2,325,594 shares of common stock outstanding at December 29, 2001 and December 30, 2000, respectively, options to purchase 243,156 shares at December 29, 2001 and 223,035 shares at December 30, 2000 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti dilutive.

2. Public Offerings

        On May 14, 2001, the Company filed a Form S-3 registration statement for the 2001 Offering, which included 4,000,000 primary shares and 3,000,000 secondary shares of its common stock, as well as up to an additional 1,050,000 secondary shares to cover over-allotments. The 2001 Offering was declared effective by the Securities and Exchange Commission on June 7, 2001 and was priced at $34.50 per share to the public with underwriting discounts and commissions of $1.66 per share that resulted in proceeds of $32.84 per share to the Company and the selling stockholders. The 2001 Offering was closed on June 13, 2001 and resulted in $130.4 million net proceeds to the Company after deducting various expenses related to the 2001 Offering. In addition, the Company received proceeds of $0.5 million related to the exercise of stock options related to a portion of the shares of selling stockholders sold as Secondary Shares in the 2001 Offering. The net proceeds to the Company from the sale of the Primary Shares, together with the proceeds it received from the related exercise of stock options, were used to repay a portion of amounts outstanding under the Company's Credit Agreement. The Secondary Shares were sold by certain selling stockholders primarily affiliated with private equity funds managed by CSFB, as well as by certain management investors.

3. Acquisitions

        During 2001, the Company purchased a portion of the operating assets (three stores including inventory and leases and a pharmacy customer file from a fourth store) of Kings Pharmacy, a chain of drug stores operating 7 stores in the New York metropolitan area. The purchase price of $10.6 million was paid primarily through the issuance of common stock. The transaction was accounted for as a purchase, with the purchase price being allocated to inventory ($0.6 million), property ($0.2 million), identifiable intangibles ($3.3 million) and goodwill ($6.6 million) net of reserves for expenses and liabilities assumed ($0.1 million). The operations of the acquired Kings Pharmacy stores have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations or financial position of the Company. Goodwill of $10.6 million related to acquisitions completed after June 30, 2001 has been recognized in accordance with Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. Under FAS 142, goodwill in business combinations for which the acquisition date is after June 30, 2001 is not amortized.

        During 2001, the Company acquired the pharmacy files of 12 independent pharmacies (excluding the Kings Pharmacy acquisition) for $6.6 million. During 2000, the Company acquired the pharmacy files of 13 independent pharmacies (excluding the Value Drug acquisition) for $3.4 million. These acquisitions are recorded as additions to customer lists and amortized over 7 years.

        During 2000, the Company purchased a portion of the operating assets (five stores including inventory and leases) of Value Drug stores, a chain of drug stores operating 10 stores in the New York metropolitan area. The purchase price of $10.8 million was paid through the issuance of common stock. The transaction was accounted for as a purchase, with the purchase price being allocated to inventory ($0.7 million), property ($0.2 million), identifiable intangibles ($1.5 million) and goodwill ($8.6 million) net of reserves for expenses and liabilities assumed ($0.2 million). The operations of the acquired Value Drug stores have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations or financial position of the Company.

        During 1999, the Company purchased a portion of the operating assets (six stores including inventory and leases) of Love's Pharmacies, a chain of drug stores operating 17 stores in New York City, and substantially all of the assets of a Pasteur Drug Store (one store including inventory and lease). The aggregate purchase price paid for the two acquisitions was $15.3 million, and was allocated to inventory ($1.8 million), property and equipment ($0.1 million), identifiable intangibles ($1.4 million) and goodwill ($12.4 million) net of reserves for expenses and liabilities assumed ($0.4 million). The operations of the acquired Love's and Pasteur stores have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations or financial position of the Company.

        Total consideration for the acquisition of chain and individual drug stores paid through the issuance of common stock amounted to $25.3 million, $24.6 million and $2.1 million in 2001, 2000 and 1999 respectively.

4. Receivables

        Receivables, net of allowances, are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Third party pharmacy plans	$31,928	$21,453
Due from vendors	22,063	19,793
Credit cards and other receivables	3,094	3,023

	$57,085	$44,269

5. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Insurance claim receivable	$5,578	$—
Prepaid rent/real estate receivables	5,234	6,404
Prepaid insurance	1,641	1,054
Miscellaneous receivables	6,959	5,996

	$19,412	$13,454

6. Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Furniture, fixtures and equipment	$92,870	$75,509
Leasehold improvements including construction in progress	94,272	69,610

	187,142	145,119
Less accumulated depreciation and amortization	51,307	37,236

	$135,835	$107,883

        Depreciation expense totaled $14,709, $12,942 and $10,885 in fiscal years 2001, 2000 and 1999, respectively.

7. Other Assets

        Other assets are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Lease acquisition costs (net of accumulated amortization of $7,373 and $4,696)	$28,769	$23,897
Customer lists (net of accumulated amortization of $8,031 and $5,322)	18,085	11,748
Deferred financing costs (net of accumulated amortization of $5,804 and $4,338)	4,423	6,398
Systems development costs (net of accumulated amortization of $9,484 and $7,911)	1,832	3,405
Other	14,093	11,503

	$67,202	$56,951

        Included in other assets are notes receivable from executives in the amount of $3,514 at December 29, 2001 and $3,095 at December 30, 2000. Also included in other assets are lease related security deposits and the cash surrender value of executive life insurance policies.

8. Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Accrued salaries and bonuses	$4,215	$6,235
Insurance related claims costs	2,205	2,410
Sales tax payable	1,435	1,860
Expense payables	3,251	1,710
Other	7,991	7,615

	$19,097	$19,830

9. Debt

        Long-term debt is summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Term loan facility	$156,159	$257,738
Revolving credit facility	10,000	12,500
9 1/4% Senior Subordinated Notes	80,000	80,000

	246,159	350,238
Less—Current portion	7,758	12,325

	$238,401	$337,913

        Credit Agreement:    In 1998, the Company entered into the Credit Agreement with an affiliate of the DLJ Entities and various financial institutions. The Credit Agreement was comprised of (i) a revolving credit facility of up to $30 million, which included borrowing capacity available for standby letters of credit and for same-day notice swingline loans and (ii) Tranche A and Tranche B term loans of $50 million and $80 million, respectively.

        As the financing requirements of the Company increased, reflecting the growth in the Company's acquisition activity and new store development, the Credit Agreement was amended and restated commensurately. Each subsequent change provided the Company with increased availability of revolving and/or term loan borrowings (including additional Tranche C term loans), which were used for capital expenditures, working capital needs and general corporate purposes.

        In June 2001, the Company completed a follow-on equity offering that raised proceeds of $130.4 million. These proceeds were used to reduce revolver borrowings and to retire portions of Tranche A, Tranche B and Tranche C loans under the Credit Agreement on a pro rata basis. As a result of this equity offering and the related improvements in the Company's leverage ratios and reductions in outstanding borrowings under the Credit Agreement, the Company was able to negotiate improved financing terms and on July 10, 2001, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Restated Credit Agreement").

        The Restated Credit Agreement resulted in a refinancing of our outstanding Term B and Term C loans into a new Term B loan with reduced LIBOR margins and an extended maturity date. As of December 29, 2001, the outstanding balances of the Term A and Term B loans were $17.3 million and $138.8 million, respectively. The LIBOR margin on the new Term B loan was reduced to 2.50% from 3.00% on the Term B and Term C loans in effect prior to the refinancing. Additionally, the Restated Credit Agreement provides for an increase in permitted revolver borrowings from $60.0 to $100.0 million of which $80.0 million was made available as of the date of the refinancing. Annual permitted capital expenditures were increased from $30.0 to $50.0 million and certain restrictive covenants were modified to provide the Company with additional flexibility. The Term A and Term B loans under our Restated Credit Agreement expire on February 15, 2004 and February 15, 2007, respectively.

        As of December 29, 2001, borrowings outstanding under the revolving credit facility were $10.0 million (classified as a noncurrent liability); in addition, $0.8 million in letters of credit had been issued. The revolving credit facility expires on February 15, 2004.

        At December 29, 2001, the aggregate maturities of debt are as follows (dollars in thousands):

2002	$7,758
2003	9,030
2004	14,735
2005	1,395
2006	1,395
Thereafter	211,846

$246,159

        At December 29, 2001, the weighted average combined interest rate on all borrowings under the Restated Credit Agreement, including the impact of the interest rate swap transaction which had an effective date of January 12, 2001, was 7.83%.

        Borrowings under the Restated Credit Agreement bear interest annually, at the Company's option, at a rate based on either (i) an "Alternate Base Rate" (defined as, generally, the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or the administrative agent's prime lending rate) plus (a) in the case of Tranche A term loans or revolving credit loans, 0.75%; (b) in the case of Tranche B term loans, 1.50%; or (ii) a reserve-adjusted "LIBOR" rate, plus (x) in the case of Tranche A term loans or revolving credit loans, 1.75%; (y) in the case of Tranche B term loans, 2.50%. In addition, the Company must pay a fee on the face amount of each letter of credit outstanding at a rate equal to the LIBOR margin.

        Borrowings under the Restated Credit Agreement are guaranteed by, and secured by, a pledge of all of the capital stock and assets of the Company's subsidiaries.

        The Restated Credit Agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions, and certain other transactions and business activities by the Company.

        Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 29, 2001, the Company was in compliance with all financial performance covenants. There are no credit ratings related triggers in our Restated Credit Agreement that would impact cost of borrowing, annual amortization of principal or related debt maturities.

        9 1/4% Senior Subordinated Notes due February 15, 2008:    In 1998, the Company issued $80 million aggregate principal amount of Senior Notes, which bear interest at a rate of 9 1/4% per annum, payable semi-annually in arrears on each February 15 and August 15 beginning on August 15, 1998. The Senior Notes will mature on February 15, 2008. The Senior Notes represent senior subordinated unsecured obligations of the Company. The Company's payment obligations under the Senior Notes are guaranteed on a senior subordinated basis by all of the Company's present and future subsidiaries.

        Prior to February 15, 2001, the Company was permitted to redeem up to 35% of the Senior Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company did not redeem any of the Senior Notes. At any time on or after February 15, 2003, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 104.625% of the principal amount thereof declining ratably to par on February 15, 2006.

        The indenture governing the Senior Notes (the "Senior Note Indenture") provides that, in the event of a Change of Control (as defined in the Senior Note Indenture) of the Company, the Company is required to make an offer to purchase in cash all or any part of the outstanding Senior Notes at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of repurchase.

        The Senior Note Indenture contains restrictive covenants that, among other things, impose limitations on the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to merge, consolidate or sell or dispose of all or substantially all of its assets, (iii) to issue certain preferred stock, pay cash dividends or make other distributions on account of the Company's equity interests, repurchase equity interests or subordinated indebtedness and make certain other restricted payments, (iv) to create certain liens, (v) to enter into transactions with affiliates and (vi) to sell assets.

        There are no credit ratings related triggers in our Senior Note Indenture that would impact cost of borrowing, annual amortization of principal or related debt maturities.

10. Capital Lease Obligations

        As of December 29, 2001, the present value of capital lease obligations was $1.0 million. Such obligations are payable in monthly installments and bear interest at an average rate of 10.8%. At December 29, 2001, the aggregate maturities of capitalized lease obligations are as follows (dollars in thousands):

2002	$820
2003	176

$996

11. Other Noncurrent Liabilities

        Other noncurrent liabilities are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Deferred rent	$24,877	$19,132
Deferred income	10,802	6,123
Liability on interest rate swap	6,307	—
Other	853	2,378

	$42,839	$27,633

        Deferred income primarily consist of various vendor rebates and real estate related income to be recognized over the lives of long term purchase agreements and underlying lease lives, respectively.

12. Preferred Stock

        The Company's authorized preferred stock, par value $.01 per share, consists of 5,000,000 shares of which no shares were issued or outstanding at December 29, 2001.

        The Company's Board of Directors has the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitation or restrictions of the share of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of shares constituting any series.

        The Company's Board of Directors, without shareholder approval, can issue preferred stock with voting and conversion rights that could adversely affect the voting power of holders of common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of discouraging, delaying, or preventing a change in control of the Company.

13. Common Stock

        The Company's authorized common stock, par value $.01 per share, consists of 75,000,000 shares of which 23,423,422 shares were issued and outstanding at December 29, 2001.

        Holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The issued and outstanding shares of common stock are validly issued, fully paid and nonassessable. Subject to the rights of the holders of any shares of preferred stock, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors may from time to time determine. The shares of common stock are not redeemable or convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company.

        Upon liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to receive on a pro rata basis the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the preferential rights of any holders of preferred stock.

14. Income Taxes

        The income tax provision (benefit) for the 52 weeks ended December 29, 2001, the 53 weeks ended December 30, 2000 and the 52 weeks ended December 25, 1999 consists of the following (in thousands):

	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000	52 weeks ended December 25, 1999
Current:
Federal	$9,822	$981	$787
State & Local	1,227	1,269	1,232
Deferred:
Federal	5,060	11,966	11,045
State & Local	1,123	1,394	7,308
Valuation reserve reversal	—	—	(30,843)

	$17,232	$15,610	$(10,471)

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 29, 2001 and December 30, 2000 and are summarized as follows (in thousands):

	December 29, 2001	December 30, 2000
Deferred tax assets (liabilities)—current:
Deferred rent	$10,697	$7,631
Inventories	(1,261)	(2,999)
Other, net	1,056	1,562

	$10,492	$6,194

Deferred tax assets (liabilities)—non-current:
Depreciation and amortization	$(4,016)	$(210)
Alternative minimum tax credits	2,396	1,959
Wage-based and other tax credits	3,398	2,327
Net operating loss carryforward	—	9,694
Other, net	3,107	1,911

	$4,885	$15,681

Total net deferred tax assets	$15,377	$21,875

        As of December 26, 1998, management concluded that realization of the deferred tax assets was not more likely than not and a valuation allowance of $53.0 million was recorded. During the 52 weeks ended December 25, 1999, the valuation allowance was reduced by $18.3 million related to deferred tax assets, which were utilized to offset that year's earnings. Such reduction resulted in an $8.5 million reduction of goodwill (relating to NOLs arising in 1992) and the recognition of a tax benefit of $9.8 million. As of December 25, 1999, based upon the Company's performance and projections of future earnings, management concluded that realization of the remaining deferred tax assets was more likely than not and accordingly reversed the remaining valuation allowance, resulting in reduction of goodwill by $13.7 million (relating to NOLs arising in 1992) and the recognition of a tax benefit of $21.0 million.

        The provision for income taxes for the 52 weeks ended December 29, 2001, the 53 weeks ended December 30, 2000 and the 52 weeks ended December 25, 1999 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following (in thousands):

	For the 52 weeks ended December 29, 2001		For the 53 weeks ended December 30, 2000		For the 52 weeks ended December 25, 1999
Pre-tax accounting income	$43,453	100.0%	$38,286	100.0%	$30,220	100.0%

Statutory rate	15,209	35.0	13,400	35.0	10,577	35.0
State and local taxes, net of federal tax benefit	1,920	4.4	1,753	4.6	4,253	14.1
Goodwill amortization	977	2.2	1,065	2.8	1,218	4.0
Employment tax credits	(429)	(1.0)	(814)	(2.1)	—	—
Other	(445)	(1.0)	206	0.5	35	0.1
Change in rate(1)	—	—	—	—	4,289	14.2
Reversal of valuation allowance	—	—	—	—	(30,843)	(102.1)

Effective tax rate	$17,232	39.7%	$15,610	40.8%	$(10,471)	(34.6)%

(1)
Principally due to permanent differences between book and taxable income relative to the structure of the Company.

15. Commitments and Contingencies

        Leases:    Duane Reade leases all of its store facilities under operating lease agreements expiring on various dates through the year 2024. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 was $84,044,000, $69,685,000 and $59,535,000, respectively.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 29, 2001 (including obligations under new store leases entered into but not opened as of December 29, 2001) are as follows (in thousands):

2002	$85,882
2003	88,524
2004	86,302
2005	86,000
2006	82,954
2007 to 2011	348,559
2012 to 2016	196,650
2017 to 2021	54,725
2022 to 2024	3,026

Total	$1,032,622

15. Commitments and Contingencies (Continued)

        Litigation:    The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to management, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operation or cash flows of the Company.

        During 2001, the Company concluded the settlement of an arbitration proceeding related to the 1998 acquisition of Rock Bottom Stores, Inc. Settlement proceeds amounting to $6.0 million were received in full on October 4, 2001. The settlement was attributed to litigation-related costs ($3.7 million), goodwill ($1.3 million), and interest income ($1.0 million).

        Management Agreements:    The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

        Commitments:    The Company had established a Supplemental Executive Retirement Plan ("SERP") which previously covered only its Chairman. This SERP was terminated in December, 2001 and is expected to be replaced by a split dollar life insurance policy that will provide the same level of benefits.

        The Company is subject to a loan agreement between the Company, certain of the DLJ Entities and the Chairman of the Company whereby the Company has an obligation to assume a $400,000 loan made to the Chairman, should certain of the DLJ Entities elect. At December 29, 2001, the DLJ Entities have not exercised such election (see Note 18 to the Consolidated Financial Statements). Under certain change of control provisions contained in the Chairman's employment agreement, the Company may be required to forgive all balances and related interest due on all loans made to the Chairman by the Company or the DLJ Entities. As of December 29, 2001, the outstanding balance of principal and interest under these loans amounted to approximately $3.5 million.

16. Benefit Plans

        On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") may grant, to executives and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options are exercisable at such time or times as the Committee determines at or subsequent to grant. The term of the options set by the Committee shall not exceed 10 years. The Plan has been frozen with respect to future grants.

        At December 29, 2001, there were outstanding nonqualified stock options to purchase up to an aggregate of 267,297 shares of common stock (including 214,530 options granted outside the Plan), all of which are vested.

        Changes in options outstanding (including options granted outside the Plan) during 2001, 2000 and 1999 are summarized as follows:

	1992 Stock Option Plan
	Option price per share
	$0.58	$7.34- $12.77	$29.37	$40.86	Total Options
Options outstanding, December 26, 1998	467,558	86,003	17,901	17,901	589,363
Options exercised	(44,159)	(9,609)	(1,373)	—	(55,141)

Options outstanding, December 25, 1999	423,399	76,394	16,528	17,901	534,222
Options exercised	(17,046)	(4,692)	—	—	(21,738)
Options cancelled	—	—	(2,745)	(2,745)	(5,490)

Options outstanding, December 30, 2000	406,353	71,702	13,783	15,156	506,994
Options exercised	(168,000)	(68,952)	(2,745)	—	(239,697)

Options outstanding, December 29, 2001	238,353	2,750	11,038	15,156	267,297

Weighted average remaining life of outstanding options	4.3 years	3.3 years	2.4 years	2.2 years	4.1 years
Options exerciseable at December 25, 1999	423,399	76,394	16,528	17,901	534,222
Options exerciseable at December 30, 2000	406,353	71,702	13,783	15,156	506,994
Options exerciseable at December 29, 2001	238,353	2,750	11,038	15,156	267,297

        During 1997, the Company adopted an Equity Participation Plan, as amended, which provides 2,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company if the Company meets specific performance targets. At December 29, 2001, options for 2,256,277 shares have been granted (net of options for 84,395 shares that have been cancelled) to employees and certain non-employee directors. Under the plan, shares granted to employees vest 20% on each of the first through fifth anniversaries of the issue date, with some options subject to accelerated vesting if certain EBITDA targets are achieved.

        Changes in options outstanding under the Equity Participation Plan during 2001, 2000 and 1999 are summarized as follows:

	1997 Equity Participation Plan
	Option price per share
	$8.33	$16.50	$21.24- $29.38	$31.39- $39.24	Total Options
Options outstanding, December 26, 1998	1,137,506	144,500	40,000	40,000	1,362,006
Options granted	—	—	593,154	4,000	597,154
Options exercised	(73,639)	(7,300)	(1,000)	—	(81,939)
Options cancelled	(4,054)	(8,500)	(7,558)	—	(20,112)

Options outstanding, December 25, 1999	1,059,813	128,700	624,596	44,000	1,857,109
Options granted	—	—	184,000	—	184,000
Options exercised	(43,473)	(14,400)	(1,200)	—	(59,073)
Options cancelled	—	(18,200)	(9,700)	—	(27,900)

Options outstanding, December 30, 2000	1,016,340	96,100	797,696	44,000	1,954,136
Options granted	—	—	—	184,000	184,000
Options exercised	(116,940)	(26,200)	(32,135)	—	(175,275)
Options cancelled	—	(1,800)	(21,071)	—	(22,871)

Options outstanding, December 29, 2001	899,400	68,100	744,490	228,000	1,939,990

Weighted average remaining life of outstanding options	5.5 years	6.1 years	7.4 years	9.0 years	6.7 years
Options exerciseable at December 25, 1999	928,079	25,880	7,000	8,000	968,959
Options exerciseable at December 30, 2000	1,016,340	38,440	129,884	16,800	1,201,464
Options exerciseable at December 29, 2001	899,400	40,860	270,126	25,600	1,235,986

        As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma decrease in the Company's net income for the 52 weeks ended December 29, 2001 would have been $3,125,000. The pro forma decrease in the Company's net income for the 53 weeks ended December 30, 2000 and pro forma decrease in the Company's net income for the 52 weeks ended December 25, 1999 would have been $2,875,000 and $2,470,000, respectively. The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50.0% in 2001, 2000 and 1999, risk free interest rate of 6.6% in 2001, 2000 and 1999 and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to fiscal 1995 are not considered.

        The Company maintains an employee savings plan, pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC"), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, is available to certain union employees as well. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the 52 weeks ended December 29, 2001 and the 53 weeks ended December 30, 2000, the Company funded $226,000 and $107,000 of employer matching contributions for the 2000 and 1999 plan years, respectively. At December 29, 2001, the Company has accrued $302,000 for the employer matching contribution related to the 2001 plan year.

        Duane Reade's collective bargaining agreements with Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999, contributions to such plans were $8,432,000, $9,885,000 and $10,159,000, respectively. Such contributions included amounts payable in these years to benefit plans under the Allied Trades Council collective bargaining agreement.

17. Extraordinary Charge

        During the 52 weeks ended December 29, 2001, in connection with the 2001 Offering and the related refinancing of a portion of the Company's outstanding term loans under its Credit Agreement, the Company recorded a $1.5 million extraordinary charge, net of an income tax benefit of $1.1 million, representing the accelerated amortization of deferred financing costs associated with the portion of outstanding term loans retired or refinanced as a result of the completed 2001 Offering and related debt refinancing.

18. Related Party Transactions

        On February 13, 1998, the Company entered into the Credit Agreement (see Note 9), for which DLJ Funding acted as the manager and syndication agent. In connection with the Credit Agreement, DLJ Funding received a customary funding fee of approximately $1.9 million. On September 11, 1998, the Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ Funding received a customary funding fee of approximately $1.8 million. On March 17, 1999 and again on December 16, 1999 the Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $0.7 million. On March 17, 2000 and again on October 31, 2000 the Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $1.5 million. On July 10, 2001, the Credit Agreement was amended and restated, for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $1.8 million.

        DLJ (an affiliate of the DLJ Entities) acted as financial advisor to the Company in connection with the 1998 restructuring of the Company's capitalization (the "1998 Offering") and received customary fees for such services of approximately $3.5 million and reimbursement for reasonable out-of-pocket expenses, and affiliates of DLJ received standby commitment fees of approximately $1.2 million in connection with change of control offers for the Zero Coupon Notes and the 12% Senior Notes, which were required as a result of the recapitalization. The Company agreed to indemnify DLJ in connection with its acting as financial advisor. In addition, as lead underwriter, DLJ received its pro rata portion of the underwriter's compensation for consummation of the 1998 Offering, which was approximately $4.3 million. DLJ also served as sole underwriter in connection with the Offering of the Company's Senior Notes (the "Senior Notes Offering") and received an estimated $2.4 million of underwriting compensation payable in connection therewith. In addition, the DLJ Entities sold 1,091,658 additional shares of common stock in the 1998 Offering pursuant to the exercise by the underwriters of an over-allotment option, and the total net proceeds to such DLJ Entities were approximately $16.8 million.

        In connection with the 2001 Offering, CSFB served as the lead underwriter and received customary fees paid by the Company in the amount of approximately $2.7 million, for underwriting services related to sales of the Primary Shares. In addition, the DLJ Entities sold a total of 3,740,000 shares of common stock in the 2001 Offering, including an additional 995,000 shares pursuant to the exercise by the underwriters of an over-allotment option, and the total net proceeds to such DLJ Entities were approximately $122.8 million.

        On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan (the "CEO Loan") to the Company's Chief Executive Officer (the "Executive"). For so long as the Restated Credit Agreement is outstanding, the CEO Loan bears interest at the rate of interest paid by the Company on its revolving loans outstanding under the Restated Credit Agreement. Thereafter, the CEO Loan will bear interest at LIBOR plus 300 basis points. The CEO Loan becomes due upon the earliest to occur of (i) the termination of the Executive's employment with the Company, (ii) the termination of the Executive's employment agreement with the Company, (iii) any sale by the Executive of 15% or more of the Company's common stock held by the Executive or (iv) November 9, 2003. Under certain change of control provisions contained in the Executive's employment agreement, the Company may be required to forgive all balances and related interest due on all loans made to the Executive by the Company or any of the DLJ Entities or the Credit Suisse First Boston entities.

        The Company is also subject to a loan agreement between the Company, certain of the DLJ Entities and the Executive whereby the Company has an obligation to assume a $400,000 loan made to the Executive should certain of the DLJ Entities so elect. At December 29, 2001, the DLJ Entities have not exercised such election. During 1999, as approved by the Board of Directors, the Company paid $200,000 of the original principal amount of $1,000,000 under the loan agreement to the DLJ entities, as well as $97,314 in interest. The Executive has entered into a separate promissory note dated June 7, 1999 with the Company for the amount of the total Company payment of $297,314. On December 30, 1999, the Company made an additional payment of $200,000 to the DLJ Entities on the remaining balance of $800,000 as well as $78,583 in interest. The Executive has entered into a separate promissory note dated December 30, 1999 with the Company for the amount of the total Company payment of $278,583. On January 10, 2001, the Company made an additional payment of $200,000 to the DLJ Entities on the remaining balance of $600,000 as well as $59,666 in interest. The Executive has entered into a separate promissory note dated January 10, 2001 with the Company for the amount of the total Company payment of $259,666. On January 9, 2002, the Company made an additional payment of $200,000 to the DLJ Entities on the remaining balance of $400,000 as well as $39,609 in interest. The Executive has entered into a separate promissory note dated January 2, 2002 with the Company for the amount of the total Company payment of $239,609. The terms of these promissory notes require the Executive to repay the principal amount of the notes and all accrued interest in full on December 19,

2002. Interest accrues on these notes at the federal mid-term rate in effect within 30 days after the payment by the Company to the Executive of any incentive bonus. Under the Executive's employment contract, interest on these notes will be forgiven by the Company if certain EBITDA targets are achieved. Under certain change of control provisions contained in the Executive's employment agreement, the Company may be required to forgive all balances and related interest due on all loans made to the Executive by the Company or any of the DLJ Entities or the Credit Suisse First Boston entities.

19. Income Per Common Share

        The following table sets forth the computation of income per common share for the periods presented (In thousands, except per share amounts):

	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000	52 weeks ended December 25, 1999
Income before extraordinary charge	$26,221	$22,676	$40,691
Extraordinary charge	(1,491)	—	—

Net income	$24,730	$22,676	$40,691

Weighted average number of common shares outstanding during the period—basic	20,984	17,718	17,119
Dilutive potential securities	867	706	852

Weighted average number of shares outstanding—diluted	21,851	18,424	17,971

Per common share—basic
Income before extraordinary charge	$1.25	$1.28	$2.38
Extraordinary charge	(0.07)	—	—

Net income	$1.18	$1.28	$2.38

Per common share—diluted
Income before extraordinary charge	$1.20	$1.23	$2.26
Extraordinary charge	(0.07)	—	—

Net income	$1.13	$1.23	$2.26

20. Selected Quarterly Information (Unaudited)

Quarter	December 29, 2001	December 30, 2000
	(In thousands, except per share amounts)
Sales
First	$271,738	$226,276
Second	292,289	243,549
Third	279,433	242,978
Fourth	300,104	287,265

Year	$1,143,564	$1,000,068

Gross profit
First	$64,769	$54,647
Second	71,105	60,430
Third	65,819	64,687
Fourth	70,656	74,587

Year	$272,349	$254,351

Net income
First	$2,621	$1,926
Second	5,747	4,973
Third	6,355	6,226
Fourth	10,007	9,551

Year	$24,730	$22,676

Net income per common share (basic)
First	$0.14	$0.11
Second	0.30	0.28
Third	0.28	0.35
Fourth	0.43	0.53
Year	1.18	1.28
Net income per common share (diluted)
First	$0.14	$0.11
Second	0.28	0.27
Third	0.27	0.34
Fourth	0.42	0.51
Year	1.13	1.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings "Election of Directors," "Executive Officers and Key Employees" and "Other Business for Meeting-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 2002 to be filed with the Securities and Exchange Commission on or before April 12, 2002 is incorporated in this report by reference with respect to each of our directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained under the headings "Director Compensation," "Executive Compensation" and "Report of Compensation Committee" of our 2002 Proxy Statement is incorporated in this report by reference with respect to our chief executive officer, our four other most highly compensated executive officers and our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the heading "Security Ownership of Certain Owners and Management" of the 2002 Proxy Statement is incorporated in this report by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the heading "Certain Relationships and Related Transactions" of the 2002 Proxy Statement is incorporated in this report by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.		Description
3.1(i	)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii	)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii	)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i	)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii	)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3		Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i	)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii	)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i	)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii	)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1		Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
10.1		Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2		Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3		Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4		Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5		Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6		Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).

10.7		Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.8	*	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council.
10.9		Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.10		Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.11		Amended and Restated Borrower Security Agreement, dated as of September 11, 1998 between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.12		Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13		Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company's 1998 Annual Report on Form 10-K (the "1998 10-K")).
10.14		Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.15		Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.19 to the 1999 10-K).
10.16		Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.20 to the 1999 10-K).
10.17		Fourth Amended and Restated Credit Agreement dated as of July 10, 2001 among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc. as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston as the Syndication Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.18		First Amendment to Employment Agreement dated March 13, 2000 between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.23 to the 1999 10-K).
10.19*		Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO.

10.20	Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti. (incorporated by reference to Exhibit 10.24 to the 2000 10-K).
10.21	Second Amendment to Employment Agreement, dated May 1, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.22	Second Amendment to Employment Agreement, as amended, dated May 1, 2001, between the Company, Credit Suisse First Boston Ltd. and Anthony J. Cuti (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
10.23*	Promissory Note, dated as of January 2, 2002, between the Company and Anthony J. Cuti.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

*
Filed herewith.

(b)
Reports on Form 8-K: None.

(c)
Financial Statement Schedules: None

        Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002

DUANE READE INC. (Registrant)
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2002:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ DAVID L. JAFFE David L. Jaffe	Director
/s/ DAVID W. JOHNSON David W. Johnson	Director
/s/ CARL M. PRADELLI Carl M. Pradelli	Director
/s/ KEVIN ROBERG Kevin Roberg	Director
/s/ WILLIAM SIMON William Simon	Director
Kenneth B. Woodrow	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002

DRI I INC.
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons in the capacities indicated with respect to DRI I Inc.:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ DAVID L. JAFFE David L. Jaffe	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002

DRI I INC., A GENERAL PARTNER
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer
DUANE READE INC.
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ DAVID L. JAFFE David L. Jaffe	Director
/s/ DAVID W. JOHNSON David W. Johnson	Director*
/s/ CARL M. PRADELLI Carl M. Pradelli	Director*
/s/ KEVIN ROBERG Kevin Roberg	Director*
/s/ WILLIAM SIMON William Simon	Director*
Kenneth B. Woodrow	Director*

*
Duane Reade Inc. only.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002

DUANE READE REALTY INC.
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons in the capacities indicated with respect to Duane Reade Realty Inc.:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ DAVID L. JAFFE David L. Jaffe	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002

DUANE READE INTERNATIONAL INC.
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons in the capacities indicated with respect to Duane Reade International Inc.:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ GARY CHARBONEAU Gary Charboneau	Senior Vice President and Director