Form 10-K
period 2002-12-28
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2003-03-28
CIK 1095722, 1095723, 895364, 895366, 1052796

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2002.

Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3164702 (IRS Employer Identification Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade Realty, Inc*	Delaware	13-4074383
Duane Reade International, Inc.*	Delaware	22-3672347
*
Guarantors with respect to the Company's 2.1478% Senior Convertible Notes due 2022
440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)
(212) 273-5700 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2): Yes ☒    No ☐

        The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 21, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $308 million.

        The number of shares of the Common Stock outstanding as of March 21, 2003: 24,037,742

DOCUMENTS INCORPORATED BY REFERENCE

Document Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2003	Part of Form 10-K Part III Items 10 through 13

        Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statements on Form S-1 (Nos. 333-41239 and 333-43313) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K.

        Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may", "might" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  the competitive environment in the drugstore industry in general and in the metropolitan New York area;

  •
  the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

  •
  interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to fund the anticipated growth of our business;

  •
  changes in cost of goods and services;

  •
  the strength of the economy in general and the economic conditions in the metropolitan New York area, in particular, including changes in consumer purchasing power and/or spending patterns;

  •
  demographic changes;

  •
  changes in federal and state laws and regulations;

  •
  liability and other claims asserted against us;

  •
  changes in our operating strategy or development plans;

  •
  our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists;

  •
  our significant indebtedness;

  •
  labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

  •
  the continued impact of, or new occurrences of, terrorist attacks in the New York City metropolitan area;

  •
  trends in the healthcare industry;

  •
  changes in our acquisition and capital expenditure plans;

  •
  our ability to continue to secure suitable new store locations under acceptable lease terms;

  •
  our ability to implement successfully and to manage new computer systems and technologies;

  •
  the potential impact of the war with Iraq on the economy or the metropolitan New York market; and

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

          Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

        You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

GENERAL

        We are the largest drugstore chain in New York City, which is the largest drugstore market in the United States in terms of sales volume. As of December 28, 2002, we operated 124 of our 228 stores in Manhattan's high-traffic business and residential districts. In addition, at December 28, 2002, we had a total of 104 stores in New York's outer boroughs and in densely populated New York suburbs, including the Hudson River communities of northeastern New Jersey. Since opening our first store in 1960, we have successfully executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. According to data published in Drug Store News, we were the leading U.S. drugstore chain, as measured in terms of sales per square foot, in both 2000 and 2001. In 2002, we believe that we led the New York City drugstore market in sales of both pharmacy and front-end product categories. Sales of higher margin front-end items accounted for 58.2% of our total sales in fiscal 2002, the highest of any major conventional drugstore chain in the United States.

        For the fiscal year ended December 28, 2002, we had sales of $1.27 billion and income before extraordinary charges and the cumulative effect of an accounting change of $31.5 million, compared to sales of $1.14 billion and income before extraordinary charges of $26.2 million in the 2001 fiscal year. Compared to fiscal 2001, fiscal 2002 sales and income before extraordinary charges and the cumulative effect of an accounting change increased by 11.4% and 20.1%, respectively. Income before extraordinary charges and the cumulative effect of an accounting change included the benefit of a $9.4 million partial payment of our business interruption insurance claim related to the September 11, 2001 World Trade Center disaster, as well as the related business interruption losses associated with that claim. During the fiscal year ended December 28, 2002, we incurred after-tax extraordinary charges of $6.6 million principally related to the retirement of debt and a charge of $9.3 million representing the cumulative effect of an accounting change from the dollar based retail FIFO method of inventory valuation to a specific cost based LIFO method of valuation. During fiscal 2001, we incurred after-tax extraordinary charges of $1.5 million related to the retirement of debt. These items are more fully explained in the notes to the accompanying financial statements included herein. Including the extraordinary charges and cumulative effect of the accounting change, net income for the fiscal year ended December 28, 2002 was $15.6 million, compared to $24.7 million in fiscal 2001.

        We enjoy strong brand name recognition in metropolitan New York, which we believe results from our many locations in high-traffic areas of New York City, attractive window displays and signage, radio advertising and the 80 million shopping bags with the distinctive Duane Reade logo that our customers used in 2002. Surveys conducted in recent years have indicated that approximately 95% of the people who live in Manhattan have shopped at a Duane Reade store.

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

        We believe that our everyday low price format and broad product offerings provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty. Our everyday low price format results in prices that we believe are lower, on average, than the everyday prices offered by our competitors.

        Despite the high costs of operating in metropolitan New York, we have successfully achieved low operating cost margins due, in part, to high per store sales volume and relatively low warehouse, distribution and advertising costs. Our high volume stores allow us to effectively leverage occupancy costs, payroll and other store expenses. Our 475,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 85% of our stores, and none of our retail locations are more than 50 miles from this facility. During fiscal 2002 we opened an additional 165,000 square foot support facility in North Bergen, NJ that replaced 60,000 square feet of public warehouse space. The new support facility enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our expanding group of stores located in New Jersey. We believe that these centrally efficient locations result in low warehouse and distribution costs as a percentage of sales.

        We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we successfully adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are difficult to find in metropolitan New York. For example, our store sizes range from 1,600 to 14,700 square feet, and we operate 48 bi-level stores. Our guiding principle in store selection has not been the shape of the space, but rather its strategic location in high-traffic areas in order to provide greater convenience to our customers. In addition, our management team has extensive experience with, and knowledge of, the metropolitan New York real estate market, allowing us to quickly and successfully pursue attractive real estate opportunities.

        As of December 28, 2002, we operated 228 stores, 32 of which were opened during fiscal 2002. During fiscal 2001 and 2000, we opened 31 stores and 24 stores, respectively. We closed four stores in 2002, we closed one store in 2001 and lost two stores as a result of the September 11 terrorist attack on the World Trade Center, and we closed one store in fiscal 2000. Among the 28 net stores we opened during fiscal 2002, 11 were in Manhattan, 12 were in the outer boroughs of the city and five were in densely populated, nearby suburbs. As of December 28, 2002, approximately 54% of our stores were in Manhattan, 32% were in the outer boroughs and 14% were located outside New York City. At December 28, 2002, we occupied 1,577,980 square feet of retail space, approximately 10% more than in fiscal 2001 and 59% more than at the end of fiscal 1998. Approximately 40% of the stores we operated at December 28, 2002 were opened within the past three years.

        We were founded in 1960, and we have been a public company since February 1998.

        Our periodic and current reports are available free of charge on our website, www.duanereade.com.

COMPANY OPERATIONS

        Merchandising:    Our overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in metropolitan New York and to sell them at everyday low prices. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and over-the-counter drugs, we offer brand name and private label health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing services, photo supplies, seasonal merchandise and other products. Health and beauty care products, including over-the-counter drugs, represent our highest volume product categories. We allocate ample shelf space to popular brands of health and beauty care products. We also offer large sizes, which we believe appeal to the value consciousness of many New York consumers. We place convenience items, such as candy, snacks and seasonal goods, near the check-out registers to provide all customers with optimum convenience and to stimulate impulse purchases, while allowing the store employees to monitor those product categories that are particularly susceptible to theft.

        In addition to a wide array of branded products, we also offer our own private label products. Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer in excess of 800 private label products, which, in fiscal 2002, accounted for approximately 7.4% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an increasing assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products. During fiscal 2002 we introduced a private label cosmetic line under the name of "apt.5". We believe that this line offers a varied assortment of department store quality beauty care cosmetic products at value prices.

        We also offer next-day photofinishing services in all of our stores, and during fiscal 2002 we increased the number of stores with one-hour photofinishing departments from 33 to 98 stores. While the costs of initiating this expansion increased our selling, general and administrative costs in 2002, we believe that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film or digital media and to pick up the processed photos.

        We complement our product offerings with additional customer services such as ATM machines, sales of lottery tickets and money transfer services. We believe these services enhance our convenience image and promote stronger customer loyalty.

        Pharmacy:    We believe that our pharmacy business will continue to contribute significantly to our growth. We also believe that a larger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which should increase sales of our wide variety of over-the-counter drugs and other non-pharmacy merchandise. Our prescription drug sales, as reflected by same store pharmacy sales, grew by 12.1% in 2002 compared to 2001. Sales of prescription drugs represented 41.8% of total sales in 2002, compared to 39.2% of total sales in 2001. The average number of prescriptions our pharmacists filled per store per week increased slightly to 983 in 2002, as compared to 979 in 2001. The modest increase is primarily due to the large number of new immature stores added during the year, and remains below the industry chain store average of approximately 1,350. We believe that the average number of prescriptions filled per week lags behind the industry average because of our concentration of stores in business, rather than residential areas. The number of generic prescriptions filled represented 40.1% of total prescriptions filled in the 2002 fiscal year, as compared to 33.9% of total prescriptions filled in the 2001 fiscal year. This increase is significant as lower cost generic prescriptions generally carry higher profit margins and dollar profitability for each prescription dispensed. The increase in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives. We have also made several operational changes to improve overall awareness of generic alternatives.

        We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality health care products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans increased to approximately 90.2% in 2002 from approximately 86.9% in 2001. Gross margins on sales covered by third party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. We believe that the higher volume of pharmacy sales to third party plan customers offsets these lower gross profit margins. We also believe this allows us to leverage other fixed store operating expenses. In addition, we believe that increased third party plan sales generate additional general merchandise sales by increasing customer traffic in our stores. As of December 28, 2002, we had contracts with over 200 third party plans, including every major third party plan in our market areas. New York Medicaid, the largest third party payer, represented approximately 22.0% and 9.2% of our pharmacy and chain sales, respectively.

        Medicaid reimbursement rates to drug store providers are regulated under state administered programs. Over the last year, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates to participating drug store providers. To date, there have been no significant adverse changes to reimbursement rates in either of the New York or New Jersey Medicaid programs. However, both of these states are experiencing significant budget deficits and there are currently budget proposals in each state that would lower Medicaid reimbursement rates significantly. However, these proposals face significant opposition and their ultimate outcome cannot be determined at this time.

        During 1999, we launched our central fill facility, a new service initiative aimed at improving customer service at our higher volume pharmacies and the first of its kind in the chain drugstore industry. Our central fill facility, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

        We believe the central fill facility has several distinct advantages. One is improved inventory management, since stores supported by the facility may reduce their on-hand quantities of higher cost, slower turning drugs. We believe this is a substantial advantage because a majority of available drugs are prescribed infrequently. The 1,000 most popular drugs sold by us account for more than 85% of all purchases, with the remaining 1,500 accounting for less than 15%. We believe it is more efficient to keep the bulk of this inventory in a central location rather than spread throughout the stores.

        Dispensing accuracy can also be improved through the central fill facility because it permits the purchase of large, automated dispensing machines, which would be too expensive for individual stores. We believe the cost of filling prescriptions is reduced and customer service is enhanced because in-store pharmacy staff members have more time to handle prescriptions required on a more immediate basis, as well as to provide customer counseling. At December 28, 2002, this facility serviced more than 80 of our stores and handled approximately 1,700 prescriptions per day, nearly 2 1/2 times the volume reported a year ago.

        Another important component of our pharmacy growth strategy is the continued acquisition of customer prescription files from independent pharmacies in market areas currently served by existing Duane Reade stores. In 2002, we purchased the prescription files of 10 pharmacies. When appropriate, we will retain the services of the pharmacist, whose personal relationship with the customers generally maximizes the retention rate of customers associated with the purchased file. Given the large number of independent pharmacies in metropolitan New York, we believe that these stores present additional future acquisition opportunities.

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

        Store Operations:    Our stores range in size from 1,600 to 14,700 square feet, with an average of 6,921 square feet per store. Our stores are designed to facilitate customer movement and to minimize inventory shrink. We believe that providing straight aisles and well-stocked shelves allows customers to find merchandise easily and allows store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

        We establish each store's hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Most stores in Manhattan's business districts are generally open five days per week. In residential and certain business/shopping districts, stores are open six or seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. At December 28, 2002, 27 of our stores were open 24 hours a day, 365 days a year. We intend to continue to identify stores at which extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by a store manager and one or more assistant store managers. Stores are supplied by deliveries from our primary warehouse in Maspeth, Queens, New York City an average of three times per week, allowing the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize the amount of inventory required to be in the stores.

        During fiscal 2002, we experienced significant increases in shrink that we believe resulted from the recessionary economy and increased unemployment throughout our trading areas. In response, we established an increased operational focus that included (1) increased numbers of full-time security guards in high shrink stores, (2) introduction of improved on-line inventory stock ledger reporting for use by management in monitoring purchases and warehouse deliveries (3) improved vendor direct-delivery store level receiving procedures (4) enhanced exception reporting of cashier transactions (5) increased use of digital surveillance cameras and (6) the continued use of a state-of-the-art Electronic Article Surveillance, or EAS, system that detects unremoved EAS tags on valuable or easily concealed merchandise. We staff a full-time team of loss prevention professionals and use an anonymous call-in line to allow employees to report instances of theft. We also monitor employee behavior and conduct ongoing audits of warehouse picking and receiving. We believe that these measures will improve our control over inventory shrink.

        Purchasing and Distribution:    We purchase approximately 96% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 83% of our non-pharmacy merchandise through our warehouse and receive direct-to-store deliveries for approximately 17% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods and beverages. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

        We manage non-pharmacy purchasing through a combination of forward buying and vendor discount buying in ways that we believe maximize our buying power. For example, we use a computerized forecasting and inventory investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, we stock up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated.

        We generally purchase prescription medications under long-term supply agreements. Approximately 55% of our pharmacy inventory at December 28, 2002 was shipped directly to our stores on a consignment basis.

        We currently operate two warehouses, one of which is centrally located in Maspeth, Queens, New York City, and the other is a smaller facility located in North Bergen, New Jersey. The Maspeth warehouse, which contains approximately 475,000 square feet devoted to inventory, is located within ten miles of approximately 85% of our stores, and within 50 miles of our farthest outlying locations. The close proximity of the warehouses to the stores allows us to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. We also operate a fleet of trucks and vans, which we use for deliveries from the warehouses to the stores.

        Advertising and Promotion:    We regularly promote key items at reduced retail prices during promotional periods. We use store windows and in-store signs to communicate savings and value to shoppers. Additionally, in 2002, we distributed over 80 million bags with the highly recognizable Duane Reade logo, helping to promote our name throughout metropolitan New York. We also use full color circulars to announce new stores and heavily circulate them in local areas to attract customers. We usually do not rely heavily on distributed print media to promote our core market stores but, because of our strong brand recognition and high-traffic locations, we typically rely on store window displays as our primary method of advertising. We also employ radio advertising that focuses on our convenient locations and timely seasonal promotions.

        In November 1999, we launched the Dollar Rewards Club, the first chain-wide "loyalty card" in the drugstore industry, to provide frequent shoppers with additional discounts. Membership currently exceeds 2.9 million members. We believe that the average Dollar Rewards card member spends approximately 40% more per visit than does a non-member. The loyalty card also enables us to tailor many of our promotions to the needs of these more frequent shoppers. Members of the Dollar Rewards Club may use their loyalty cards when making purchases through our website, "www.duanereade.com."

        Management Information Systems:    We currently have modern pharmacy and inventory management information systems. The pharmacy system, PDX, has reduced the processing time for electronic reimbursement approval for prescriptions from third party plans. We use scanning point-of-sale, or POS, systems in each of our stores. These systems allow better control of pricing, inventory and shrink. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

        We utilize a fully automated computer-assisted merchandise replenishment system for store front-end orders sourced through our distribution centers. This system uses item-specific and store-specific sales history to produce "suggested" orders for each store, which can be accepted or modified by the stores before being released to the distribution centers.

        We use radio frequency hand held scanning devices to communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. In 2002, we completed the implementation of a full chain-wide specific item cost based inventory tracking and valuation system. We believe this new system provides improved controls over inventory management and shrink related losses.

        Competition:    Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independents that are familiar with the market. We tailor our store format to meet all of these requirements, and this has proven successful in both the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

        Our primary competition comes from over 700 independent pharmacies located in New York City as well as stores operated by major drug store chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise and a convenient store format. Against major drug chain competition, Duane Reade enjoys the advantages of strategically located warehouses, a larger number of convenient locations, and greater experience operating stores in the New York metropolitan area.

        Government Regulation:    Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

        Licensure and Registration Laws.    States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey. In addition, our pharmacies are registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York are licensed by the State of New York. The State of New Jersey licenses the pharmacists employed at our stores in New Jersey.

        Medicare and Medicaid.    The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

        We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the fiscal year ended December 28, 2002, our pharmacy payer mix, as a percentage of total pharmacy sales, was approximately 68% managed care organizations, 22% Medicaid/Medicare and 10% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal law and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare, however, are significantly more limited than those available under Medicaid at this time. In addition to requirements mandated by federal law, states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

        The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs.

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

        Healthcare Information Practices.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions, unique provider, employer, health plan and patient identifiers, security and electronic signatures as well as protecting privacy in the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released three rules mandating compliance with the standards set forth under HIPAA. First, our pharmacies are required to comply with DHHS's standards governing the privacy of the use and disclosure of individually identifiable health information by April 14, 2003. Second, we will have to implement the uniform standards governing common healthcare transactions by October 16, 2003. Finally, rules governing the security of health information were issued on February 20, 2003, with a compliance date of April 21, 2005.

        We are evaluating the effect of the HIPAA standards on our business and are taking steps to achieve compliance. At this time, management anticipates that our pharmacies will be able to comply with the HIPAA requirements that have been adopted. However, HIPAA compliance is an ongoing process, which will require continued attention and adaptation even after the official compliance dates. Management is not in the position to either estimate the cost of compliance with the existing HIPAA requirements or predict the cost of compliance with HIPAA requirements that are not yet effective. Noncompliance with HIPAA may result in criminal penalties and civil sanctions. The HIPAA privacy and security standards may increase our regulatory and compliance burden and may have a significant effect on the manner in which our pharmacies use and disclose health information, both internally and with other entities, therefore the cost of compliance may significantly impact our business, financial condition, results of operations or cash flow. However, no such exposure is apparent at this time. In addition to the HIPAA restrictions relating to the exchange of healthcare information, states have adopted laws protecting the confidentiality of patient information which impacts the manner in which pharmacy records are maintained.

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

        BIPA also addresses attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement is based. The federal government has been actively investigating whether pharmaceutical manufacturers have been manipulating average wholesale prices. In May 2000, the Health Care Financing Administration, or HCFA, proposed using new pricing data from the Department of Justice for updating Medicare reimbursement allowances for drugs and biologics. HCFA subsequently withdrew its proposal in November 2000, citing the likelihood of Congressional action in this area. The Bush administration and Congress are currently reviewing the validity of using AWPs as the benchmark for prescription drug reimbursement under Medicare Part B and may institute reforms in the manner in which prescription drugs are reimbursed under Medicare Part B by creating a new benchmark for prescription drug reimbursement.

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

        Employees:    As of December 28, 2002, we had approximately 6,000 employees, 83% of whom were full-time. Unions represent approximately 4,600 of our employees. Non-union employees include employees at corporate headquarters, employees at our personnel office, store and warehouse management and most part-time employees, as well as approximately 50% of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. Our recently renegotiated three-year contract with this union expires on August 31, 2005. Employees in some stores are represented by the Allied Trades Council ("ATC") and other stores are represented by Local 340A New York Joint Board, UNITE AFL-CIO ("UNITE"). On August 31, 2001, our collective bargaining agreement with the ATC expired after we were unable to reach agreement with the ATC on terms for a successor agreement. The ATC unsuccessfully attempted to strike some of our stores, but our employees remained at work at all times and have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. Our current contract with UNITE expires on March 31, 2004. We believe that our relations with our employees are good. We have implemented a series of training programs for our employees, which are designed to reduce turnover, improve productivity and enhance their ability to assist customers.

        Trademarks:    The name "Duane Reade" and the "DR" logo are registered trademarks. We believe that we have developed strong brand awareness within the New York City area. As a result, we regard the Duane Reade logo as a valuable asset. In addition, in connection with the Rock Bottom acquisition, we acquired the "Rock Bottom" name and the "Rock Bottom" logo, each of which are registered trademarks. In 2002, we introduced a new private label cosmetic line that sells under the brand name "apt.5." The "apt.5" name and "apt.5" logo are registered trademarks as well.

ITEM 2. PROPERTIES

        As of December 28, 2002, we were operating stores in the following locations:

NO. OF STORES
Manhattan, NY	124
Brooklyn, NY	29
Queens, NY	27
Nassau County, NY	11
New Jersey	10
Bronx, NY	9
Staten Island, NY	7
Westchester County, NY	7
Suffolk County, NY	3
Rockland County, NY	1

Total	228

        With the exception of a recently purchased store located in Irvington, New Jersey, all of our stores are leased. Store leases are generally for 15-year terms. The average year of expiration for stores operating as of December 28, 2002 is 2012. Lease rates are generally subject to scheduled increases that average approximately 12% every five years. The following table sets forth the lease expiration dates of our leased stores over each of the next five years and thereafter. Of the 42 stores with leases expiring in the next five years, 17 have renewal options.

YEAR	NO. OF LEASES EXPIRING	NUMBER WITH RENEWAL OPTIONS
2003	7	—
2004	6	4
2005	7	4
2006	10	3
2007	12	6
Thereafter	185	90

        We occupy 95,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012.

        We occupy a 475,000 square foot warehouse in Maspeth, Queens, New York City under a lease that expires in 2017.

        We occupy a 165,000 square foot warehouse in North Bergen, New Jersey under leases that expire in 2008.

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

        During 2002 we initiated a legal action against our property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim stemming from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. This litigation is currently in the discovery phase.

        Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Chief Financial Officer and Gary Charboneau, our Senior Vice President of Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. We believe that these actions are completely baseless and wholly without merit. We will vigorously defend these actions in court.

        We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December, 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. We have established reserves that we believe are appropriate in accordance with applicable accounting rules. We believe that we have a number of meritorious arguments on appeal and intend to continue to vigorously defend ourself in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2002, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	Year Ended December 28, 2002
Quarter Ended
	High	Low
March 30, 2002	$35.69	$26.51
June 29, 2002	35.34	30.89
September 28, 2002	33.18	13.02
December 28, 2002	20.21	14.02
	Year Ended December 29, 2001
Quarter Ended
	High	Low
March 31, 2001	$39.90	$28.88
June 30, 2001	37.30	32.11
September 29, 2001	39.00	27.21
December 29, 2001	32.95	27.49

        Our common stock is listed on the New York Stock Exchange under the symbol: "DRD." On March 21, 2003, the last sale price of our common stock was $12.80 per share. At March 21, 2003, there were 52 registered stockholders of our common stock, compared with 75 registered stockholders at March 15, 2002. Since a significant portion of our common stock is held in "street" name or nominee name, we are unable to determine the exact number of beneficial holders. We paid no dividends in 2002 or 2001, and do not currently anticipate paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Duane Reade Inc. should be read in conjunction with the Consolidated Audited Financial Statements and Notes contained herein.

In thousands, except per share amounts, percentages and store data

Fiscal Year (1)	2002	2001	2000	1999	1998
Statement of Operations Data
Net sales	$1,274,451	$1,143,564	$1,000,068	$839,771	$587,432
Cost of sales	988,033	871,215	745,717	621,510	431,025

Gross profit	286,418	272,349	254,351	218,261	156,407
Selling, general & administrative expenses	198,513	172,972	155,584	135,786	94,577
Insurance recovery	(9,378)	—	—	—	—
Depreciation and amortization	26,935	26,634	23,151	21,415	14,158
Store pre-opening expenses	2,086	1,667	1,395	1,492	3,273

Operating income	68,262	71,076	74,221	59,568	44,399
Interest expense, net	17,925	27,623	35,935	29,348	25,612

Income before income taxes, extraordinary charges and cumulative effect of accounting change	50,337	43,453	38,286	30,220	18,787
Income tax (expense) benefit	(18,852)	(17,232)	(15,610)	10,471	—

Income before extraordinary charges and cumulative effect of accounting change	31,485	26,221	22,676	40,691	18,787
Extraordinary charges, net (2)	(6,646)	(1,491)	—	—	(23,600)
Cumulative effect of accounting change, net (3)	(9,262)	—	—	—	—

Net income (loss)	$15,577	$24,730	$22,676	$40,691	$(4,813)

Per common share-basic: (4)
Income before extraordinary charges and cumulative effect of accounting change	$1.32	$1.25	$1.28	$2.38	$1.16
Extraordinary charges	(0.28)	(0.07)	—	—	(1.46)
Cumulative effect of accounting change	(0.39)	—	—	—	—

Net income (loss)	$0.65	$1.18	$1.28	$2.38	$(0.30)

Weighted average common shares outstanding (4)	23,852	20,984	17,718	17,119	16,198

Per common share-diluted: (4)
Income before extraordinary charges and cumulative effect of accounting change	$1.28	$1.20	$1.23	$2.26	$1.07
Extraordinary charges	(0.27)	(0.07)	—	—	(1.34)
Cumulative effect of accounting change	(0.38)	—	—	—	—

Net income (loss)	$0.63	$1.13	$1.23	$2.26	$(0.27)

Weighted average common shares outstanding (4)	24,563	21,851	18,424	17,971	17,508

Balance Sheet Data (at end of period)
Working capital	$230,917	$214,109	$154,466	$120,036	$90,000
Total assets	737,855	678,985	570,930	510,294	428,140
Total debt and capital lease obligations	269,741	247,155	353,001	341,042	310,969
Stockholders' equity	329,868	295,207	114,497	66,516	22,789
Operating and Other Data
Net cash provided by operating activities	$42,537	$25,762	$22,074	$16,888	$5,539
Net cash used in investing activities	(60,520)	(48,052)	(32,647)	(45,309)	(111,575)
Net cash provided by financing activities	17,194	26,283	10,539	28,565	106,644
Number of stores at end of period	228	200	172	149	128
Same store sales growth (5)	4.8%	6.3%	7.3%	8.9%	6.5%
Pharmacy same store sales growth (5)	12.1%	16.6%	18.8%	21.0%	21.5%
Front-end same store sales growth (5)	0.0%	0.6%	1.8%	4.0%	1.5%
Average store size (square feet) at end of period	6,921	7,169	7,166	7,438	7,742
Sales per square foot (6)	$836	$818	$847	$813	$1,040
Pharmacy sales as a % of net sales	41.8%	39.2%	35.4%	31.9%	28.3%
Third-Party Plan sales as a % of pharmacy sales	90.2%	86.9%	84.0%	81.2%	77.9%
Capital expenditures	$47,599	$40,982	$29,750	$37,181	$33,266

(1)
The 2000 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2)
We incurred after-tax expenses of approximately $6.6 million and $1.5 million in fiscal 2002 and fiscal 2001, respectively, related to the retirement of a portion of our debt. Refer to Note 19 of the Consolidated Financial Statements for a further explanation of these charges.

(3)
We incurred after-tax expenses of approximately $9.3 million in fiscal 2002 related to the conversion of our inventory valuation method from retail dollar FIFO to specific cost LIFO. Refer to Note 1 of the Consolidated Financial Statements for a further explanation of this charge.

(4)
On January 14, 1998, the Company effected an 8.326 reverse stock split of its common stock. All references to common stock shares and per share data have been adjusted to give retroactive effect to such reverse stock split.

(5)
Same store sales figures include stores that have been in operation for at least 13 months.

(6)
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

General

        We generate revenues primarily through sales of over-the-counter and prescription pharmaceutical products, health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies and seasonal merchandise. Health and beauty care products, including over-the-counter drugs, represent our highest volume product categories. Our primary costs and expenses are inventory costs, labor expenses and occupancy costs.

        We achieved sales per square foot of $836 in fiscal 2002, $818 in fiscal 2001 and $847 in fiscal 2000. We believe that sales per square foot is a useful measure of comparing our performance to that of our competitors because it is a measure of a store's sales productivity. Our sales per square foot may be subject to declines in the future as we continue to open large numbers of new stores. The opening of these additional stores may result in a decline in sales per square foot principally because (1) the average square footage for new stores will often be greater than that of the existing store base and (2) new stores generally take some time to reach a mature level of sales. We believe that our competitors in the industry experience increases and decreases in sales per square foot for similar reasons. Over the next two years, we plan to open 35 to 45 stores, of which we anticipate that approximately two-thirds will be located outside of Manhattan. There are no plans for any significant number of store closings.

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

Results of Operations

        On September 11, 2001, a terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of our stores are located. The attack resulted in the complete loss of two stores, one of which was our top performing store based on sales volume and profit contribution. Also, as a result of this disaster and the related disruptions within our market in the immediate quarter following the disaster, we reported significant declines in sales and earnings growth trends from the levels achieved prior to the disaster.

        In fiscal 2002, we continued to be affected by the lost sales and profits resulting from the destruction of the two stores and the relocation of certain employers and customers from downtown Manhattan. This, combined with declines in the financial markets and the general recessionary economy, continued to have an adverse impact on our sales and earnings performance. During fiscal 2002, we received insurance reimbursements for all of our remaining property losses associated with the September 11 disaster and approximately $9.4 million toward our business interruption claim that was recognized as a separate item of income in our attached financial statements. This business interruption recovery represented a partial payment of our losses and we are currently in litigation with the insurance carrier to recover the balance of our business interruption claim.

        The following sets forth the results of operations as a percentage of sales for the periods indicated.

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.5	76.2	74.6

Gross profit	22.5	23.8	25.4
Selling, general & administrative expenses	15.6	15.1	15.6
Insurance recovery	(0.7)	—	—
Depreciation and amortization	2.1	2.3	2.3
Store pre-opening expenses	0.2	0.2	0.1

Operating income	5.3	6.2	7.4
Net interest expense	1.4	2.4	3.6

Income before income taxes, extraordinary charges and cumulative effect of accounting change	3.9	3.8	3.8
Income tax expense	(1.5)	(1.5)	(1.5)

Income before extraordinary charges and cumulative effect of accounting change	2.4	2.3	2.3
Extraordinary charges, net	(0.5)	(0.1)	—
Cumulative effect of accounting change, net	(0.7)	—	—

Net income	1.2%	2.2%	2.3%

Fiscal 2002 Compared to Fiscal 2001

        Net sales in the year ended December 28, 2002 were $1.27 billion, an increase of 11.4% over the year ended December 29, 2001 sales of $1.14 billion. The increase was due to an increase in comparable store sales of 4.8% and the inclusion of 31 stores opened during 2001 for the entire 2002 period and 28 net new stores opened in 2002. The increase in comparable store sales was primarily attributable to improved pharmacy sales, which increased to 41.8% of total sales in 2002 compared to 39.2% of total sales in 2001. Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front-end sales. Pharmacy comparable store sales increased by 12.1%, while front-end comparable store sales were flat.

        Cost of sales as a percentage of net sales increased to 77.5% for 2002 from 76.2% for 2001, resulting in a decrease in gross profit margin to 22.5% for 2002 from 23.8% for 2001. The gross margin decline primarily resulted from the absence of comparable store growth in the higher margin front-end sales and the faster growth rate of lower margin pharmacy sales. The absence of growth in comparable front-end sales for the year was primarily attributable to the recessionary economy which pervaded the metro New York market throughout 2002. Gross profit was also adversely impacted by higher shrink related losses. In addition, for 2002 and 2001, cost of sales includes other related real estate income and income from the sale of market related data totaling $5.5 million and $10.6 million, respectively.

        Selling, general and administrative expenses were $198.5 million, or 15.6% of net sales, and $173.0 million, or 15.1% of net sales, in 2002 and 2001, respectively. The increase as a percentage of sales reflects a lower rate of same store sales growth in fiscal 2002 than in 2001, increased labor costs and operating leases associated with the startup of 65 incremental one hour photo processing departments, higher costs of property insurance in the aftermath of the September 11 disaster and increased legal and litigation-related expenses.

        Depreciation and amortization of intangibles in 2002 and 2001 was $26.9 million and $26.6 million, respectively. The increase was attributable to capital spending for property and equipment additions during 2001 and 2002, primarily in support of new store growth as well as amortization expenses for pharmacy customer lists and lease acquisition costs for acquisitions completed during 2001 and 2002. Fiscal 2002 also reflects a benefit of approximately $4.3 million due to the elimination of goodwill amortization, attributable to our adoption of Financial Accounting Standard No. 142.

        Store pre-opening expenses of $2.1 million related to the opening of 32 stores in 2002 as compared to $1.7 million reflecting 31 store openings in 2001.

        Net interest expense decreased to $17.9 million in 2002 from $27.6 million in 2001. The decrease in interest expense was principally due to the $210.5 million of proceeds from the April 2002 Convertible Note Offering that were used to reduce higher cost term loan, revolver and 9 1/4% Senior Subordinated Note borrowings. In addition, we realized lower interest rates on the floating rate portion of our revolving credit facility during 2002.

        Our pre-tax income increased 15.8% to $50.3 million in 2002 from $43.5 million in 2001.

        During 2002, we recorded an income tax provision of $18.9 million, reflecting an effective tax rate of 40.9%, reduced by certain wage-related income tax credits amounting to $1.7 million. During 2001, we recorded an income tax provision of $17.2 million, reflecting an effective tax rate of 43.0%, reduced by wage-related income tax credits totaling $1.4 million.

        During 2002, we recorded total net extraordinary charges of $6.6 million, net of an income tax benefit of $4.7 million, which were composed of the following: (1) $1.8 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our Senior Credit Agreement that were repaid with the proceeds of our offering of senior convertible notes, (b) our 9 1/4% Senior Subordinated Notes that were purchased pursuant to a tender offer completed in June 2002, and (c) the December 2002 repurchase of a portion of our senior convertible notes, (2) $4.1 million associated with the payment of consent premiums and other expenses related to the tender offer, (3) $2.3 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the Senior Credit Agreement that were retired with proceeds from the convertible notes offering, and (4) an extraordinary gain of $1.6 million related to the December 2002 repurchase of $17.5 million of our outstanding senior convertible notes.

        During 2002, as a result of the change in accounting method for inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

        Net income was $15.6 million in 2002 and $24.7 million in 2001. The decrease was due to the factors previously described.

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

        Depreciation and amortization of intangibles in 2001 and 2000 was $26.6 million and $23.2 million, respectively. The increase was attributable to capital spending for property and equipment additions during 2000 and 2001, primarily in support of new store growth as well as amortization expenses for goodwill, pharmacy customer lists and lease acquisition costs for acquisitions completed during 2000 and 2001.

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

        Our pre-tax income increased 13.5% to $43.5 million in 2001 from $38.3 million in 2000.

        During 2001, we recorded an income tax provision of $17.2 million, reflecting an effective tax rate of 43.0%, reduced by certain wage-related income tax credits amounting to $1.4 million. During 2000, we recorded an income tax provision of $15.6 million, reflecting an effective tax rate of 42.9%, reduced by wage-related income tax credits totaling $0.8 million.

        Net income was $24.7 million in 2001 and $22.7 million in 2000. The increase of $2.0 million is a result of the increase in pre-tax income of $5.2 million in 2001 versus 2000, partially offset by the incremental income tax provision of $1.6 million and the after-tax extraordinary charge of $1.5 million in 2001, reflecting the write-off of deferred financing costs as a result of the June 2001 early retirement of debt.

Liquidity and Capital Resources

        On April 16, 2002, we completed an offering (the "2002 Offering") of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022 (the "Convertible Notes"). After deducting commissions and expenses related to the offering, we realized net proceeds of $210.5 million. A portion of the proceeds was used to repay an aggregate of approximately $86.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under our Senior Credit Agreement. In addition, we terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million.

        The Convertible Notes were issued at a discount and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. Holders of the Convertible Notes may convert each $1,000 in principal amount of their Convertible Notes into 14.1265 shares of our common stock, subject to adjustment, only if (1) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, we have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock in an amount as described in the indenture. It is our intention to redeem these notes by delivering cash. Holders of the Convertible Notes may require us to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. We may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase. We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        On June 3, 2002, we completed a tender offer and consent solicitation (the "Tender Offer") to purchase our outstanding 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes"). On June 3, 2002, we expended a total of $87.1 million from the balance of the proceeds of the 2002 Offering to pay our obligations under the Tender Offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million). During the fourth quarter of 2002, we repurchased and retired $17.5 million of the Convertible Notes at a cost of $14.9 million, resulting in an extraordinary gain, prior to the effect of income taxes, of $2.6 million.

        At December 28, 2002, we had $4.8 million in Term A and $60.3 million in Term B loans outstanding under our Senior Credit Agreement, $201.0 million of outstanding Convertible Notes and $1.6 million of outstanding Senior Notes. We had no outstanding borrowings under our $80.0 million revolving credit facility (other than $0.8 million of outstanding standby letters of credit) and $4.2 million in cash. On February 18, 2003 we retired the remaining $1.6 million of Senior Notes. Any amounts outstanding under our revolving loans and Term A loans mature on February 15, 2004 and the Term B loans mature on February 15, 2007. Our outstanding borrowings under the Senior Credit Agreement are principally LIBOR based borrowings with margins of 1.75% on revolver and Term A loans and a margin of 2.50% on Term B loans. We are currently evaluating proposals for refinancing our Senior Credit Agreement and expect to replace the Agreement with a longer term maturity financing during the current year. We expect that the interest rates we obtain upon the refinancing of these loans will be approximately equivalent to the rates currently in effect.

        The Senior Credit Agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments, investments or acquisitions, enter into mergers, consolidations or dissolutions, conduct asset sales, pay dividends or distributions and enter into other specified transactions and business activities. Financial performance covenants included in our Senior Credit Agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements. At December 28, 2002, we were in compliance with all financial performance covenants in our Senior Credit Agreement. There are no credit ratings related triggers in our Senior Credit Agreement or in the indenture related to our Convertible Notes that would impact cost of borrowing, annual amortization of principal or related debt maturities.

        Working capital was $230.9 million as of December 28, 2002 and $214.1 million as of December 29, 2001. The increase of $16.8 million was primarily due to an increase in accounts receivable of $4.9 million combined with a decrease of $7.1 million in accrued interest and the current portion of long-term debt. The increase in accounts receivable primarily reflects the growth of the third-party pharmacy business. The change in accrued interest and the current portion of long-term debt is reflective of the restructuring of our debt, including the liquidation of our Senior Notes and the accelerated repayment of a portion of our outstanding term loans.

        For fiscal 2002, net cash provided by operating activities was $42.5 million, compared to $25.8 million for fiscal 2001. The primary reason for the increase was the lower rate of growth in working capital in 2002 over 2001 than experienced in 2001 over 2000.

        For fiscal 2002, net cash used in investing activities was $60.5 million, compared to $48.1 million in fiscal 2001. Net cash used in investing activities in 2002 was for capital expenditures of $47.6 million, primarily related to the opening and remodeling of new and renovated stores, combined with $12.9 million for lease, pharmacy file and other acquisition costs. Net cash used in investing activities in 2001 was due to capital expenditures of $41.0 million and $8.5 million for lease, pharmacy file and other acquisition costs, partially offset by $1.4 million of proceeds generated by the sale of certain stores' pharmacy customer files.

        For fiscal 2002, net cash provided by financing activities was $17.2 million, compared to $26.3 million in fiscal 2001. The lower levels of cash provided by financing activities in 2002 resulted from the improved level of cash flow from operating activities partially offset by increased capital expenditures to support increased levels of new store growth and higher levels of cash spending for lease, pharmacy file and other acquisition costs. Proceeds of $210.5 million from the 2002 Offering were used to repay a portion of our outstanding senior debt.

        Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 35 to 45 stores during the next two years. We expect to spend approximately $40.0 million in fiscal 2003 on capital expenditures, primarily for new and replacement stores and an additional $13.0 million for lease and pharmacy file acquisitions and other costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

        Leases for 13 of our stores that generated approximately 4.2% of our net sales for fiscal 2002 are scheduled to expire before the end of fiscal 2004. Four of these leases have renewal options. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of December 28, 2002, approximately 4,600 of our approximately 6,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

        Under an employment agreement with our Chairman and CEO negotiated during fiscal 2002, we are required to fund premiums for a split dollar life insurance policy that will provide certain post-retirement benefits. During fiscal 2002 these premiums amounted to $4.0 million and are scheduled to increase to $5.0 million per year in fiscal 2003 through 2010. The premiums have been established at a level anticipated to be sufficient to cover the full amount of the projected retirement benefits as well as to return the full cost of the premiums, plus a 3% rate of interest. Recent Sarbanes-Oxley legislation has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that future interpretations or guidance to be provided by the SEC concerning this legislation will concur.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings subject to an extension, refinancing or replacement of our Senior Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. Substantially all of our borrowings under the Senior Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

        The following table provides additional information with respect to our Commitments and Obligations:

Payments due by Period (dollars in thousands)
Contractual Cash Obligations	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$267,744	$3,962	$2,688	$58,441	$202,653
Capital Lease Obligations (2)	1,997	472	884	641	—
Operating Leases (3)	1,099,797	99,590	194,679	182,601	622,927
CEO Split Dollar Life Insurance Policy (4)	40,000	5,000	10,000	10,000	15,000

Total Contractual Cash Obligations	$1,409,538	$109,024	$208,251	$251,683	$840,580

(1)
At December 28, 2002, this represented the outstanding balance of term loans ($65.1 million) under our Senior Credit Agreement, combined with the outstanding balance of our 2.1478% Senior Convertible Notes due 2022 ($201.0 million) and our 9.25% Senior Subordinated Notes due 2008 ($1.6 million), as further detailed in Note 11 to the Consolidated Financial Statements.
(2)
Refer to Note 12 of the Consolidated Financial Statements for further detail on Capital Lease Obligations.
(3)
Refer to Note 17 of the Consolidated Financial Statements for further detail on Operating Lease Obligations.
(4)
Recent Sarbanes-Oxley legislation has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur.

Amount of Commitment Expiration per Period (dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
Standby Letters of Credit (1)	$771	$771	—	—	—

Total Commercial Commitments	$771	$771	—	—	—

(1)
Standby Letters of Credit, primarily representing property lease security deposits, are renewed on an annual basis.

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and are terminable by us, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off balance sheet financing other than the operating lease commitments listed above.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the paragraphs below are those that depend most heavily on these judgments and estimates.

        Pharmacy Receivables—Reserves for Uncollectible Accounts—At December 28, 2002, accounts receivable included $33.5 million of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales made prior to the year-end date. Our accounting policy is to fully reserve for all unpaid pharmacy receivables over 120 days old, as well as any others deemed potentially uncollectible. This policy is based on our past collection experience. Our uncollectible pharmacy receivable losses amounted to $1.2 million in fiscal 2002 and there was approximately $3.8 million reserved for uncollectible pharmacy receivables at December 28, 2002.

        Inventory Shrink Estimates—We take complete physical inventories in all of our stores at least once per year and front-end physical inventories in most stores twice per year on a staggered cycle basis. We take physical inventories at our distribution centers twice per year. Front-end inventories at balance sheet dates are valued using the specific-cost, item-based last in, first out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 28, 2002, a change in this shrink estimate of 1.0% of front-end sales would impact current year pre-tax earnings by approximately $2.8 million.

        Insurance Liabilities and Reserves—At December 28, 2002, there were $2.5 million of accrued general liability claim costs that primarily related to our self-insured portion of customer accident claims. Our policy is to recognize a liability for the estimated self-insured portion of the projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For the vast majority of claims, the maximum self-insured portion of any individual claim amounts to $100,000, however, our historical claim settlement experience is significantly lower. At December 28, 2002, there were 259 outstanding claims with an average projected settlement value of approximately $9,600, as compared to 172 outstanding claims with an average projected settlement value of $13,000 at December 29, 2001.

        Impairment of Goodwill and Intangible Assets—At December 28, 2002, goodwill, net of accumulated amortization, amounted to approximately $160.4 million. Other net intangible assets consisted of lease acquisition costs of $35.5 million, customer lists of $21.1 million and non-compete agreements amounting to $1.5 million. Our policy is to evaluate our intangible assets, exclusive of goodwill, for impairment as of each balance sheet date by comparing the expected undiscounted cash flows from the underlying stores or assets over their remaining asset lives to the net intangible asset values. Any intangible asset for which the projected undiscounted cash flow is insufficient to recover the asset's carrying value is considered impaired and would be written down to its net recoverable value. Such write-downs would result in a non-cash charge to earnings. Based upon our anticipated future revenues and cash flows and the net intangible balances existing at December 28, 2002, all stores are projected to recover their intangible asset values within their useful lives. Goodwill is evaluated at least annually as required under Statement of Financial Accounting Standards No 142. We utilize the market capitalization of our common stock in performing the required impairment test. Our most recent evaluation did not indicate any impairment of goodwill. However, we may be required to perform an interim impairment review if circumstances indicate that an impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the value of our market capitalization.

        Other Loss Contingencies—Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. At December 28, 2002, we have recorded one loss contingency, representing our estimated portion of a potential settlement of an ongoing lawsuit between various retailers and a delivery drivers union.

        Income Taxes—Our effective tax rate, which was 37.5% for the fiscal year ended December 28, 2002, has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material adverse effect on our results of operations and cash flow.

Change in Accounting Method

        During the first quarter of 2002, we adopted a change in accounting method to convert from the retail dollar based first-in, first-out ("FIFO") method of inventory valuation to an item specific cost based last-in, first-out ("LIFO") method of inventory valuation. This change resulted in a one-time non-cash after tax charge of approximately $9.3 million, which was recorded in the first quarter as the cumulative effect of an accounting change. Adoption of the specific cost LIFO method has resulted in the recognition of the latest item costs in our reported gross margins, and has made our results more comparable to other major retailers in our industry.

Seasonality

        The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods. See Note 23 to the Consolidated Financial Statements for our quarterly results and an indication of our results of operations.

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 28, 2002.

Recently Issued Accounting Pronouncements

        During the third quarter of 2001, we adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, for acquisitions completed after June 30, 2001 (See Note 5 "Acquisitions"). These adoptions did not have a material impact on our results of operations, financial position or cash flows. During the first quarter ended March 30, 2002, we adopted these same standards for goodwill related to acquisitions completed prior to July 1, 2001. For the 52 weeks ended December 28, 2002, our goodwill amortization expense was reduced by $4.3 million as a result of the adoption of these standards. Had these standards been adopted prior to the 2001 fiscal year, our net income for the 52 weeks ended December 29, 2001 would have been approximately $27.3 million. In addition, for the 52 weeks ended December 29, 2001, our net income per basic share outstanding and net income per diluted share outstanding would have been $1.30 and $1.25, respectively. At December 28, 2002, included within the "other assets" category on our balance sheet, were intangible assets totaling $71.5 million, net of accumulated amortization of $55.0 million. The $71.5 million is primarily composed of costs related to the acquisition of store leases ($35.5 million) and pharmacy customer files ($21.1 million), deferred financing costs ($7.3 million) and all other net intangible assets ($7.6 million). Lease acquisition costs are generally amortized over the remaining lease life, pharmacy file acquisition costs are amortized over seven years, and deferred financing costs are amortized over the life of the financing agreement.

        During the first quarter of 2002, we adopted Financial Accounting Standards Board Pronouncement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of FAS 144 are effective for financial statements issued after December 15, 2001. This adoption did not have a material impact on our results of operations, financial position or cash flows (See Critical Accounting Policies above).

        In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, we will reclassify from extraordinary charges to other income / (loss), for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years will be adjusted commensurately. Reported net income will remain unaffected by the reclassification.

        In July 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged.

        In September 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received from a vendor in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. As required, we will adopt this portion of the pronouncement in 2003. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated results of operations, financial position, or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 became effective for us beginning on January 1, 2003. We do not believe that this interpretation will have a material impact on our financial position, results of operations or cash flows.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted SFAS No. 148 effective in 2002. The adoption did not have a material impact on our consolidated results of operations, financial position, or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe that the adoption of these provisions will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Senior Credit Agreement was approximately $65.1 million at December 28, 2002. At December 28, 2002, the weighted average combined interest rate in effect on all borrowings under the Senior Credit Agreement was 4.32%. A 0.50% change in interest rates applied to the $65.1 million balance of floating rate debt existing at December 28, 2002 would affect pre-tax annual results of operations by approximately $0.3 million. In addition, we also have $201.0 million of Convertible Notes and $1.6 million of Senior Notes outstanding at December 28, 2002. These notes bear interest payable semi-annually at fixed rates of 3.75% and 9.25%, respectively, and are therefore not subject to risk from interest rate fluctuations. The $1.6 million of Senior Notes were retired on February 18, 2003.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of Duane Reade Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Duane Reade, Inc. and its subsidiaries (the "Company") at December 28, 2002 and December 29, 2001 and the results of their operations and their cash flows for each of the 52-week periods ended December 28, 2002 and December 29, 2001 and for the 53-week period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As also described in Note 1 to the consolidated financial statements, the Company has adopted the specific cost LIFO method of inventory accounting, effective December 30, 2001.

PricewaterhouseCoopers LLP
New York, NY
February 14, 2003

DUANE READE INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	52 weeks ended December 28, 2002	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000
Net sales	$1,274,451	$1,143,564	$1,000,068
Cost of sales	988,033	871,215	745,717

Gross profit	286,418	272,349	254,351

Selling, general & administrative expenses	198,513	172,972	155,584
Insurance recovery	(9,378)	—	—
Depreciation and amortization	26,935	26,634	23,151
Store pre-opening expenses	2,086	1,667	1,395

	218,156	201,273	180,130

Operating income	68,262	71,076	74,221
Interest expense, net	17,925	27,623	35,935

Income before income taxes, extraordinary charges and cumulative effect of accounting change	50,337	43,453	38,286
Income tax expense	(18,852)	(17,232)	(15,610)

Income before extraordinary charges and cumulative effect of accounting change	31,485	26,221	22,676
Extraordinary charges, net	(6,646)	(1,491)	—
Cumulative effect of accounting change, net	(9,262)	—	—

Net income	$15,577	$24,730	$22,676

Per common share-basic:
Income before extraordinary charges and cumulative effect of accounting change	$1.32	$1.25	$1.28
Extraordinary charges	(0.28)	(0.07)	—
Cumulative effect of accounting change	(0.39)	—	—

Net income	$0.65	$1.18	$1.28

Weighted average common shares outstanding	23,852	20,984	17,718

Per common share-diluted:
Income before extraordinary charges and cumulative effect of accounting change	$1.28	$1.20	$1.23
Extraordinary charges	(0.27)	(0.07)	—
Cumulative effect of accounting change	(0.38)	—	—

Net income	$0.63	$1.13	$1.23

Weighted average common shares outstanding	24,563	21,851	18,424

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 28, 2002	December 29, 2001
Assets
Current assets
Cash	$4,183	$4,972
Receivables, net	62,008	57,085
Inventories	220,338	220,707
Deferred income taxes	20,237	14,295
Prepaid expenses and other current assets	16,006	19,412

Total current assets	322,772	316,471
Property and equipment, net	169,507	135,835
Goodwill, net of accumulated amortization of $35,323	160,403	158,395
Deferred income taxes	—	1,082
Other assets	85,173	67,202

Total assets	$737,855	$678,985

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$57,776	$69,088
Accrued interest	2,192	5,599
Accrued expenses	27,453	19,097
Current portion of long-term debt	3,962	7,758
Current portion of capital lease obligations	472	820

Total current liabilities	91,855	102,362
Long-term debt	263,782	238,401
Capital lease obligations, less current portion	1,525	176
Deferred income taxes	8,332	—
Other non-current liabilities	42,493	42,839

Total liabilities	407,987	383,778

Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,037,742 and 23,423,422 shares	240	234
Paid-in capital	329,542	314,060
Accumulated other comprehensive loss	—	(3,596)
Retained earnings / (deficit)	86	(15,491)

Total stockholders' equity	329,868	295,207

Total liabilities and stockholders' equity	$737,855	$678,985

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Consolidated Statements of Cash Flows

(In thousands)

	52 weeks ended December 28, 2002	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000
Cash flows from operating activities:
Net income	$15,577	$24,730	$22,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,836	28,098	24,878
Deferred income taxes	12,973	9,758	13,360
Effect of accounting change, net	9,262	—	—
Gain on sale of assets	—	(1,379)	—
Extraordinary charge, net	(5,127)	1,491	—
Other	9,410	5,902	3,985
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(4,323)	(12,816)	(10,686)
Inventories	(13,639)	(45,838)	(18,022)
Accounts payable	(11,312)	21,513	3,532
Prepaid and accrued expenses	6,857	(8,907)	(6,577)
Other assets and liabilities, net	(5,977)	3,210	(11,072)

Net cash provided by operating activities	42,537	25,762	22,074

Cash flows from investing activities:
Capital expenditures	(47,599)	(40,982)	(29,750)
Lease acquisition, customer file and other costs	(12,921)	(8,470)	(2,897)
Proceeds from sales of assets	—	1,400	—

Net cash used in investing activities	(60,520)	(48,052)	(32,647)

Cash flows from financing activities:
Proceeds from convertible note offering	218,501	—	—
Proceeds from common stock offering, net	—	130,446	—
Proceeds from term loan	—	—	40,000
Repurchase of convertible notes	(14,977)	—	—
Repurchase of senior subordinated notes	(78,379)	—	—
Repayment of term loans	(91,068)	(101,579)	(9,925)
Net repayments of revolving credit facility	(10,000)	(2,500)	(16,000)
Deferred financing costs	(8,000)	(2,106)	(2,284)
Proceeds from exercise of stock options	2,292	3,789	702
Repayment of capital lease obligations	(1,175)	(1,767)	(1,954)

Net cash provided by financing activities	17,194	26,283	10,539

Net (decrease) increase in cash	(789)	3,993	(34)
Cash at beginning of year	4,972	979	1,013

Cash at end of year	$4,183	$4,972	$979

Supplementary disclosures of cash flow information:
Cash paid for interest	$19,435	$28,737	$29,079
Cash paid for taxes on income, net of refunds received	$(286)	$2,323	$1,467
Acquisitions using common stock	$13,197	$25,342	$24,601
Property acquired under capital lease financing	$2,176	$—	$—

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Preferred Stock
			Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares				Paid-in Capital	Retained Earnings (Deficit)			Comprehensive Income
		Amount $	Shares	Amount $				Total
Balance, December 25, 1999	—	$—	17,202,955	$172	$129,241	$(62,897)	$—	$66,516	$40,691
Common stock issued for exercise of stock options	—	—	80,912	1	703	—	—	704	—
for acquisitions	—	—	948,472	9	24,592	—	—	24,601	—
Net income	—	—	—	—	—	22,676	—	22,676	$22,676

Balance, December 30, 2000	—	—	18,232,339	182	154,536	(40,221)	—	114,497	$22,676

Common stock offering	—	—	4,000,000	40	130,406	—	—	130,446	—
Common stock issued
for exercise of stock options	—	—	414,972	4	3,784	—	—	3,788	—
for acquisitions	—	—	776,111	8	25,334	—	—	25,342	—
FMV of interest rate swap	—	—	—	—	—	—	(3,596)	(3,596)	$(3,596)
Net income	—	—	—	—	—	24,730	—	24,730	24,730

Balance, December 29, 2001	—	—	23,423,422	234	314,060	(15,491)	(3,596)	295,207	$21,134

Common stock issued
for exercise of stock options	—	—	165,018	2	2,289	—	—	2,291	—
for acquisitions	—	—	449,302	4	13,193	—	—	13,197	—
Termination of interest rate swap	—	—	—	—	—	—	3,596	3,596	$3,596
Net income	—	—	—	—	—	15,577	—	15,577	15,577

Balance, December 28, 2002	—	$—	24,037,742	$240	$329,542	$86	$—	$329,868	$19,173

The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

Notes to Consolidated Financial Statements

1.    Organization and Summary of Significant Accounting Policies

        Duane Reade Inc. (the "Company") was formed on June 16, 1992 as part of an acquisition of Duane Reade, a New York General Partnership and the primary operating entity. The Company and a wholly owned subsidiary, DRI I Inc. ("DRI"), are general partners in Duane Reade. Duane Reade was originally founded in 1960 as a family-owned business in the financial district of Manhattan in New York City.

        The Company was acquired in June of 1997 by certain affiliates of Donaldson, Lufkin and Jenrette (the "DLJ Entities"), and in February 1998, the Company completed an initial public offering of its common stock. In November 2000, the ultimate parent of the DLJ Entities, DLJ Inc., was acquired by an indirect, wholly owned subsidiary of the Credit Suisse Group, and on February 1, 2001, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an affiliate of the DLJ Entities, changed its name to Credit Suisse First Boston Corporation ("CSFB"). CSFB subsequently reduced its ownership interest in common shares of the Company from 45.6% in December 2000 to less than 7.5% at December 28, 2002, and has no direct representation on the Company's Board of Directors. As a result, CSFB is no longer considered an affiliate of the Company. As of December 28, 2002, Duane Reade operated 228 drug stores throughout New York City and the surrounding metropolitan areas of New York and northeastern New Jersey.

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

        Reporting year:    The fiscal year for the Company is the 52- or 53-week reporting period ending on the last Saturday in December. The 2002 and 2001 fiscal years contain 52 weeks, while the 2000 fiscal year contains 53 weeks.

        Cash and cash equivalents:    Cash and cash equivalents include short-term highly liquid investments in AAA-rated money market funds, with a maturity of three months or less from the date of acquisition. The Company places its temporary cash in short-term investments with various financial institutions and limits the amount of credit exposure to any one institution.

        Receivables:    Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company's accounting policy, which is based on its past collection experience, is to fully reserve for all unpaid pharmacy receivables over 120 days old, as well as any others deemed potentially uncollectible. The Company has provided an allowance for doubtful accounts of $5.0 million and $2.5 million at December 28, 2002 and December 29, 2001 respectively. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

        Inventories and cost of sales:    In fiscal 2000 and 2001, inventories are stated at the lower of cost or market with cost determined using the retail dollar based first in, first out ("FIFO") method. In fiscal 2002, inventories are stated at the lower of cost or market with cost determined using the specific cost last in, first out ("LIFO") method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 28, 2002, inventories would approximate their recorded value if they were valued at the lower of specific first in, first out cost or market. The Company's primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is accounted for as owned inventory and is included on the Company's balance sheet at LIFO cost. As of December 28, 2002 and December 29, 2001, there was approximately $24.8 million and $16.4 million of prescription drug inventory over the $30.0 million consignment limit included in the Company's consolidated balance sheets. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income and income from sales of market related data amounted to approximately $5.5 million in 2002 compared to $10.6 million in 2001.

        Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	5-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining asset life

        Other assets:    Deferred financing costs are amortized using the interest method, over the term of the underlying debt.

        Pharmacy file and lease acquisition costs are amortized over seven years and the remaining life of the lease, respectively.

        Systems development costs, relating to management information systems, are amortized using the straight-line method over a period of seven years.

        Intangible assets:    The carrying values of goodwill, identifiable intangibles and long-lived fixed assets are periodically reviewed and evaluated by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For intangible assets (excluding goodwill) and long-lived fixed assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of identifiable intangibles or fixed assets has been impaired, an appropriate write-down would be recorded. Goodwill is evaluated at least annually, based upon the market capitalization of the Company's common stock, as specified in Financial Accounting Standards Board Pronouncement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". Should the results of this test indicate the existence of impairment, an appropriate write-down would be recorded. During the

2001 fiscal year, the Company adopted FAS 142 for goodwill related to acquisitions completed after June 30, 2001. Under this pronouncement, non-impaired goodwill for acquisitions completed after June 30, 2001 is no longer amortized. Beginning in 2002, the Company adopted the provisions of FAS 142 for goodwill acquired prior to July 1, 2001 and, accordingly, no longer amortizes any of the goodwill recorded in its financial statements.

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold.

        Advertising expenses:    Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, advertising expense amounted to $9.0 million, $10.9 million and $8.3 million, respectively.

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

        Change of accounting method:    As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar first-in, first-out ("FIFO") method to a specific cost based last-in, first-out ("LIFO") method. Adoption of the specific cost LIFO method will more accurately value inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method will reflect the impact of inflation in the Company's gross margin. The effect of changing from the retail method to the specific cost method was a reduction in inventory of $16.0 million, resulting in a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($0.39 per basic common share and $0.38 per diluted common share, respectively). The cumulative effect of changing from FIFO to LIFO on periods prior to December 30, 2001 cannot be determined. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable.

        Recently issued accounting standards:    During the third quarter of 2001, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, for acquisitions completed after June 30, 2001. This adoption eliminated goodwill amortization for these acquisitions and did not have a material impact on the Company's financial position, results of operations or cash flows. Beginning in fiscal 2002, the application of these pronouncements also eliminated amortization of goodwill for acquisitions completed prior to July 1, 2001. As a result, total Company amortization expense for 2002 was reduced by approximately $4.3 million.

        Had the provisions of FAS 142 been in effect for the fiscal years ending December 29, 2001 and December 30, 2000, goodwill amortization would have been eliminated, increasing net income and earnings per share as follows:

	52 weeks ended 12/29/01	53 weeks ended 12/30/00
Income before extraordinary charges, as reported	$26,221	$22,676
Goodwill amortization, net of tax	2,608	2,581

Adjusted income before extraordinary charges	$28,829	$25,257

Net income, as reported	$24,730	$22,676
Goodwill amortization, net of tax	2,608	2,581

Adjusted net income	$27,338	$25,257

Per common share—basic:
Income before extraordinary charges, as reported	$1.25	$1.28
Goodwill amortization, net of tax	0.12	0.15

Adjusted income before extraordinary charges	$1.37	$1.43

Net income, as reported	$1.18	$1.28
Goodwill amortization, net of tax	0.12	0.15

Adjusted net income	$1.30	$1.43

Per common share—diluted:
Income before extraordinary charges, as reported	$1.20	$1.23
Goodwill amortization, net of tax	0.12	0.14

Adjusted income before extraordinary charges	$1.32	$1.37

Net income, as reported	$1.13	$1.23
Goodwill amortization, net of tax	0.12	0.14

Adjusted net income	$1.25	$1.37

        During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Pronouncement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of FAS 144 are effective for financial statements issued after December 15, 2001. This adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

        In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, the Company will reclassify from extraordinary charges to other income / (loss), for the fiscal years ended December 28, 2002 and

December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years will be adjusted commensurately. Reported net income will remain unaffected by the reclassification.

        In July 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged.

        In September 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received from a vendor in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. As required, the Company will adopt this portion of the pronouncement in 2003. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for the Company beginning January 1, 2003. This interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted SFAS No. 148 effective in 2002. The adoption did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of these provisions is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

        Employee stock option plans:    At December 28, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands):

	2002	2001	2000
Net income, as reported	$15,577	$24,730	$22,676
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects.	(3,867)	(3,125)	(2,875)

Pro forma net income	$11,710	$21,605	$19,801

Earnings per share:
Basic—as reported	$0.65	$1.18	$1.28
Basic—pro forma	$0.49	$1.03	$1.12
Diluted—as reported	$0.63	$1.13	$1.23
Diluted—pro forma	$0.48	$0.99	$1.07

        The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions for each of the three years shown: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

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

        Uncollectible accounts receivable:    The Company's accounts receivable primarily consists of amounts due from third party prescription plans, vendors and credit card processors. The Company fully reserves for all prescription plan receivables over 120 days old, as well as any others deemed potentially uncollectible at the balance sheet date. The majority of vendor receivables are collected through authorized deductions against purchases and credit card receivables are normally collected within five days. The Company believes that this method provides adequate assurance that such balances are reflected at net realizable value.

        Inventory shrinkage:    Inventory balances are presented net of the Company's estimated provision for shrink, which is based on the most recent chain-wide trends. The Company takes physical inventories of front-end merchandise in most of its stores and all distribution centers twice per year and pharmacy inventories in its stores once per year. All store inventories are taken on a staggered cycle basis throughout the year.

        Property and equipment useful lives:    Useful lives for property and equipment are established for each common asset class and are based on the Company's historical experience.

        General liability insurance claims:    Liabilities for the self-insured portion of general liability insurance claims are primarily related to customer accidents. The Company's policy is to recognize such liabilities based on estimates of the self-insured portion of the ultimate settlement value of these claims as well as for estimated incurred but unreported claims as of each balance sheet date.

        Other loss contingencies:    Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

        Net income per common share:    Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's "in-the-money" stock options. Of the options to purchase 2,563,185 and 2,207,287 shares of common stock outstanding at December 28, 2002 and December 29, 2001, respectively, options to purchase 1,492,258 shares at December 28, 2002 and 243,156 shares at December 29, 2001 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive.

2.    Convertible Notes Offering and Tender Offer

        On April 16, 2002, the Company completed an offering (the "2002 Offering") of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the 2002 Offering, net proceeds of $210.5 million were realized by the Company. A portion of the proceeds was used to repay an aggregate of approximately $86.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under the Company's Senior Credit Agreement. In addition, the Company terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million.

        Holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of the Company's common stock, subject to adjustment, only if (1) the sale price of the Company's common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture. These notes are not considered to be potential common shares, and are therefore not included in the calculation of diluted earnings per share, as the Company intends to settle any conversions in cash.

        Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if the Company experiences a change in control, each holder may require the Company to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

        The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        On June 3, 2002, the Company completed the Tender Offer to purchase all of its $80.0 million of outstanding principal amount of Senior Notes. The Tender Offer was priced at $1,083.50 per each $1,000 principal amount of the Senior Notes tendered to the Company on or before the consent deadline of May 20, 2002 (the "Consent Deadline"), and $1,063.50 per each $1,000 principal amount of Senior Notes tendered to the Company after the Consent Deadline but before the May 31, 2002 expiration date, plus accrued and unpaid interest on the principal amount thereof through the payment date. Of the total $80.0 million Senior Notes outstanding, $78.2 million were tendered on or before the Consent Deadline and an additional $0.2 million were tendered thereafter. On June 3, 2002, the Company paid a total of $87.1 million from the balance of the proceeds of the Offering in satisfying the Tender Offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million).

3.    Public Offerings

        On June 13, 2001, the Company completed a follow-on equity offering which included 4,000,000 primary shares and 4,050,000 secondary shares of its common stock. This resulted in $130.4 million net proceeds to the Company after deducting various expenses related to the 2001 Offering. In addition, the Company received proceeds of $0.5 million resulting from the exercise of stock options related to a portion of the shares of selling stockholders sold as secondary shares in the 2001 Offering. The net proceeds to the Company from the sale of the primary shares, together with the proceeds it received from the related exercise of stock options, were used to repay a portion of amounts outstanding under the Company's Senior Credit Agreement. The secondary shares were sold by certain selling stockholders primarily affiliated with private equity funds managed by CSFB, as well as by certain members of management.

4.    Shareholder Rights Plan

        On September 5, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan designed to enhance the Board's ability to protect shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company and its shareholders. The Plan was not adopted in response to any specific effort to acquire control of the Company.

        Under the Plan, each common shareholder of the Company at the close of business on September 30, 2002 received a dividend of one right for each share held of the common stock of the Company. Each right entitles the holder to purchase from the Company, in certain circumstances described below, one one-thousandth of a share of newly created Series A preferred stock of the Company for an initial purchase price of $130. The rights distribution is not taxable to shareholders.

        Initially the rights will be represented by the Company's common stock certificates and will not be exercisable. The rights will become exercisable 10 days after any person has become the beneficial owner of 15% or more of the Company's common stock or has commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock of the Company.

        If any person becomes the beneficial owner of 15% or more of the Company's common stock, each right will entitle the holder, other than the acquiring person, to purchase for the purchase price of the right, Company common stock or common stock of the acquiring person having a value of twice the purchase price.

        The Company may redeem the rights at a price of $.01 per right at any time prior to the tenth day after any person has become the beneficial owner of 15% or more of the common stock of the Company. The rights will expire on September 30, 2012 unless earlier exchanged or redeemed.

5.    Acquisitions

        During 2002, 2001 and 2000, the Company acquired pharmacy customer files (which were merged into an existing store) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). The table below provides details of this acquisition activity for each of the years presented.

	2002	2001	2000
	(dollars in millions)

Customer prescription files	10	5	9
Pharmacy establishments	8	13	13

Total acquisitions	18	18	22

Cash consideration	$6.0	$2.2	$1.6
Common stock consideration	13.2	25.3	24.6

Total acquisition cost	$19.2	$27.5	$26.2

Purchase price allocation:
Identifiable intangibles	$14.3	$12.4	$15.0
Goodwill	2.0	11.1	8.6
Inventory	2.0	2.3	2.3
Property and equipment	2.5	3.1	0.9
Other assets	0.1	0.3	0.1
Accruals and liabilities	(1.7)	(1.7)	(0.7)

Total	$19.2	$27.5	$26.2

        The operations of the acquired pharmacies have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations of the Company.

6.    Receivables

        Receivables, net of allowances, are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Third party pharmacy plans	$33,532	$31,928
Due from vendors	25,244	22,063
Credit cards and other receivables	3,232	3,094

	$62,008	$57,085

7.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Prepaid rent / real estate receivables	$4,223	$5,234
Insurance claims receivable	2,874	5,578
Prepaid insurance	886	1,641
Other	8,023	6,959

	$16,006	$19,412

8.    Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Furniture, fixtures and equipment	$115,444	$92,870
Building and leasehold improvements including construction in progress	123,390	94,272

	238,834	187,142
Less accumulated depreciation and amortization	69,327	51,307

	$169,507	$135,835

        Depreciation expense totaled $18.2 million, $14.7 million and $12.9 million in fiscal years 2002, 2001 and 2000, respectively.

9.    Other Assets

        Other assets are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Lease acquisition costs (net of accumulated amortization of $10,665 and $7,373)	$35,469	$28,769
Customer lists (net of accumulated amortization of $12,030 and $8,031)	21,146	18,085
Executive split dollar life insurance policies	8,311	3,678
Deferred financing costs (net of accumulated amortization of $10,700 and $5,804)	7,318	4,423
Systems development costs (net of accumulated amortization of $9,942 and $9,484)	1,374	1,832
Other	11,555	10,415

	$85,173	$67,202

Included in other assets are notes receivable from executives in the amount of $2,780 at December 28, 2002 and $3,514 at December 29, 2001. Also included in other assets are lease related security deposits.

        For the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, amortization of intangible assets amounted to $10.7 million, $9.1 million and $7.7 million, respectively. For the 2003 through 2007 fiscal years, based on the net intangible asset values at December 28, 2002, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $11.6 million, $11.2 million, $9.9 million, $9.3 million and $7.0 million, respectively.

10.    Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Accrued salaries and bonuses	$4,941	$4,215
Insurance related claims costs	2,493	2,205
Sales tax payable	1,269	1,435
Expense payables	3,518	3,251
Income tax payable	9,445	3,833
Other	5,787	4,158

	$27,453	$19,097

11.    Debt

        Long-term debt is summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Term loan facility	$65,091	$156,159
Revolving credit facility	—	10,000
2.1478% Senior Convertible Notes	201,032	—
9.25% Senior Subordinated Notes	1,621	80,000

	267,744	246,159
Less-Current portion	3,962	7,758

	$263,782	$238,401

        Senior Credit Agreement:    In 1998, the Company entered into a credit agreement (the "Original Credit Agreement") with an affiliate of the DLJ Entities and various financial institutions. The Original Credit Agreement was comprised of (i) a revolving credit facility of up to $30.0 million, which included borrowing capacity available for standby letters of credit and for same-day notice swingline loans and (ii) Tranche A and Tranche B term loans of $50.0 million and $80.0 million, respectively.

        As the financing requirements of the Company increased, reflecting the growth in the Company's acquisition activity and new store development, the Original Credit Agreement was amended and restated commensurately. Each subsequent change provided the Company with increased availability of revolving and/or term loan borrowings (including additional Tranche C term loans), which were used for capital expenditures, working capital needs and general corporate purposes.

        In June 2001, the Company completed a follow-on equity offering that raised proceeds of $130.4 million. These proceeds were used to reduce revolver borrowings and to retire portions of Tranche A, Tranche B and Tranche C loans under the Original Credit Agreement on a pro-rata basis. As a result of this equity offering and the related improvements in the Company's leverage ratios and reductions in outstanding borrowings under the Original Credit Agreement, the Company was able to negotiate improved financing terms and on July 10, 2001, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Senior Credit Agreement").

        The Senior Credit Agreement resulted in a refinancing of the Company's outstanding Term B and Term C loans into a new Term B loan with reduced LIBOR margins and an extended maturity date. The LIBOR margin on the new Term B loan was reduced to 2.50% from 3.00% on the Term B and Term C loans in effect prior to the refinancing. Additionally, the Senior Credit Agreement provides for an increase in permitted revolver borrowings from $60.0 to $100.0 million of which $80.0 million was made available as of the date of the refinancing. Annual permitted capital expenditures were increased from $30.0 to $50.0 million and certain restrictive covenants were modified to provide the Company with additional flexibility. The Term A and Term B loans under the Senior Credit Agreement expire on February 15, 2004 and February 15, 2007, respectively. As of December 28, 2002, the outstanding balances of the Term A and Term B loans were $4.8 million and $60.3 million, respectively.

        As of December 28, 2002, there were no borrowings outstanding under the revolving credit facility. In addition, $0.8 million in letters of credit had been issued. The revolving credit facility expires on February 15, 2004.

        At December 28, 2002, the weighted average combined interest rate on all borrowings under the Senior Credit Agreement was 4.32%.

        Borrowings under the Senior Credit Agreement bear interest annually, at the Company's option, at a rate based on either (i) an "Alternate Base Rate" (defined as, generally, the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or the administrative agent's prime lending rate) plus (a) in the case of Tranche A term loans or revolving credit loans, 0.75%; (b) in the case of Tranche B term loans, 1.50%; or (ii) a reserve-adjusted "LIBOR" rate, plus (x) in the case of Tranche A term loans or revolving credit loans, 1.75%; (y) in the case of Tranche B term loans, 2.50%. In addition, the Company must pay a fee on the face amount of each letter of credit outstanding at a rate equal to the LIBOR margin.

        Borrowings under the Senior Credit Agreement are guaranteed by, and secured by, a pledge of all of the capital stock and assets of the Company's subsidiaries.

        The Senior Credit Agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions, and certain other transactions and business activities by the Company.

        Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 28, 2002, the Company was in compliance with all financial performance covenants. There are no credit ratings related triggers in the Company's Senior Credit Agreement that would impact cost of borrowing, annual amortization of principal or related debt maturities.

        2.1478% Senior Convertible Notes due April 16, 2022:    On April 16, 2002, the Company completed an offering (the "2002 Offering") of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, net proceeds of $210.5 million were realized by the Company. A portion of the proceeds was used to repay an aggregate of approximately $86.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under the Company's Senior Credit Agreement. In addition, the Company terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million.

        Holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of the Company's common stock, subject to adjustment, only if (1) the sale price of the Company's common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company intends to settle any conversion in cash.

        Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if the Company experiences a change in control, each holder may require the Company to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

        The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        9.25% Senior Subordinated Notes due February 15, 2008:    In 1998, the Company issued $80.0 million aggregate principal amount of Senior Notes, which bear interest at a rate of 9 1/4% per annum, payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 1998 and maturing on February 15, 2008. The Senior Notes represent senior subordinated unsecured obligations of the Company. The Company's payment obligations under the Senior Notes are guaranteed on a senior subordinated basis by all of the Company's present and future subsidiaries.

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

        On June 3, 2002, the Company completed a Tender Offer, in which $78.4 million of the total $80.0 million of Senior Notes outstanding were tendered. In satisfying this Tender Offer, the Company paid a total of $87.1 million from the balance of the proceeds of the 2002 Offering. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million).

        At December 28, 2002, the aggregate maturities of debt are as follows: (dollars in thousands):

2003	$3,962
2004	2,076
2005	612
2006	612
2007	57,829
Thereafter	202,653

$267,744

12.    Capital Lease Obligations

        As of December 28, 2002, the present value of capital lease obligations was $2.0 million. Such obligations are payable in monthly installments and bear interest at an average rate of 9.1%. At

December 28, 2002, the aggregate maturities of capitalized lease obligations are as follows (dollars in thousands):

2003	$472
2004	421
2005	463
2006	507
2007	134

$1,997

13.    Other Non-current Liabilities

        Other non-current liabilities are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Deferred rent	$34,467	$24,877
Deferred income	7,537	10,802
Liability on interest rate swap	—	6,307
Other	489	853

	$42,493	$42,839

        Deferred income primarily consists of various vendor rebates and real estate related income to be recognized over the lives of the respective agreements.

14.    Preferred Stock

        The Company's preferred stock is composed of two separate issues: (a) Preferred stock, par value $0.01 per share, consisting of 5,000,000 authorized shares, of which no shares were issued or outstanding at December 28, 2002, and (b) Series A preferred stock, par value $0.01 per share, consisting of 75,000 authorized shares, of which no shares were issued or outstanding at December 28, 2002. The Series A preferred shares are reserved for issuance in the event that the Shareholder Rights Plan is enacted in response to a potential attempted change of control (see Note 4 to these financial statements).

        The Company's Board of Directors has the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of shares constituting any series.

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

15.    Common Stock

        The Company's authorized common stock, par value $.01 per share, consists of 75,000,000 shares of which 24,037,742 shares were issued and outstanding at December 28, 2002.

        Holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The issued and outstanding shares of common stock are validly issued, fully paid and non-assessable. Subject to the rights of the holders of any shares of preferred stock, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available for dividend distribution at such times and in such amounts as the Board of Directors may from time to time determine. The shares of common stock are not redeemable or convertible, and the holders of the common shares have no pre-emptive or subscription rights to purchase any securities of the Company.

        Upon liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to receive on a pro-rata basis the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the preferential rights of any holders of preferred stock.

16.    Income Taxes

        The income tax provision, before extraordinary charges and the cumulative effect of an accounting change, for the 52 weeks ended December 28, 2002 and December 29, 2001 and the 53 weeks ended December 30, 2000 consists of the following (in thousands):

	52 weeks ended December 28, 2002	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000
Current:
Federal	$15,928	$9,822	$981
State & Local	2,124	1,227	1,269
Deferred:
Federal	2,000	5,060	11,966
State & Local	(1,200)	1,123	1,394

	$18,852	$17,232	$15,610

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 28, 2002 and December 29, 2001 and are summarized as follows (in thousands):

	December 28, 2002	December 29, 2001
Deferred tax assets (liabilities)—current:
Deferred rent	$14,821	$10,697
Inventories	(1,034)	(1,261)
Other, net	6,450	4,859

	$20,237	$14,295

Deferred tax assets (liabilities)—non-current:
Depreciation and amortization	($8,705)	($4,016)
Alternative minimum tax credits	1,452	2,396
Wage-based and other tax credits	5,452	3,398
Other, net	(6,531)	(696)

	($8,332)	$1,082

Total net deferred tax assets	$11,905	$15,377

        The provision for income taxes for the 52 weeks ended December 28, 2002 and December 29, 2001 and the 53 weeks ended December 30, 2000 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax accounting income as a result of the following (in thousands):

	For the 52 weeks ended		For the 52 weeks ended		For the 53 weeks ended
	December 28, 2002		December 29, 2001		December 30, 2000
Pre-tax accounting income	$50,337	100.0%	$43,453	100.0%	$38,286	100.0%

Statutory rate	17,618	35.0	15,209	35.0	13,400	35.0
State and local taxes, net of federal tax benefit	2,239	4.4	2,094	4.8	1,753	4.6
Goodwill amortization	—	—	977	2.3	1,065	2.8
Employment tax credits	(1,439)	(2.9)	(1,155)	(2.7)	(814)	(2.1)
Other	434	1.0	107	0.3	206	0.5

Effective tax rate	$18,852	37.5%	$17,232	39.7%	$15,610	40.8%

17.    Commitments and Contingencies

        Leases:    Duane Reade leases most of its store facilities under operating lease agreements expiring on various dates through the year 2024. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 was $99.4 million, $84.0 million and $69.7 million, respectively.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 28, 2002 (including obligations under new store leases entered into but not opened as of December 28, 2002) are as follows (in thousands):

2003	$99,590
2004	97,495
2005	97,184
2006	93,697
2007	88,904
2008 to 2012	364,259
2013 to 2017	199,973
2018 to 2022	57,701
2023 to 2024	994

Total	$1,099,797

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

        During 2002 the Company initiated a legal action against its property insurance carrier, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim stemming from the September 11, 2001 World Trade Center terrorist attack, during which the Company's single highest volume and most profitable store was completely destroyed. This litigation is currently in the discovery phase.

        The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Chief Financial Officer and Gary Charboneau, its Senior Vice President of Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.'s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. The Company believes that these actions are completely baseless and wholly without merit. The Company will vigorously defend these actions in court.

        The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December, 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. The Company has established reserves that it believes are appropriate in accordance with applicable accounting rules. The Company believes that it has a number of meritorious arguments on appeal and intends to continue to vigorously defend itself in this action.

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

        On August 12, 2002, Anthony J. Cuti, the Company's Chairman, President and CEO and the Compensation Committee of the Board of Directors executed an amended and restated employment agreement (the "Employment Agreement") extending the term of Mr. Cuti's employment to December 31, 2004. The Employment Agreement provides for a continuation of his current salary of $750,000 per annum through December 31, 2002 and an increase to $850,000 per annum for calendar year 2003. Thereafter the Board of Directors may increase, but not decrease, Mr. Cuti's base salary. In addition, on each January 1 beginning with January 1, 2004, the rate of Mr. Cuti's base salary will be increased by the percentage increase in the Consumer Price Index For All Urban Consumers respecting New York, New York, as published by the Bureau of Labor Statistics for the 12-month period preceding such date. The Employment Agreement also provides for a continuation of annual incentive bonuses of up to 200% of Mr. Cuti's base salary if certain maximum performance targets are achieved. The Employment Agreement provides for an additional long-term cash target award of $975,000 if the maximum performance targets for both 2003 and 2004 are achieved. Mr. Cuti will also receive an increase in his annual supplemental employment retirement benefit to 50% of his maximum salary and annual incentive bonus increased by 2% for each full or partial year after age 60 that Mr. Cuti provides services to the Company as an employee or in any other capacity in which he is actively engaged by the Company as a director or consultant. As a result, the Company has increased the previously existing split dollar life insurance policy in an amount sufficient to yield the annual retirement benefits to Mr. Cuti. The Company believes that this split dollar life insurance policy complies with the provisions of the Sarbanes-Oxley Act; however, there can be no assurance that future interpretations or guidance to be provided by the SEC or other regulatory body concerning this Act will concur. Under terms more fully described in the Employment Agreement, upon Mr. Cuti's termination of employment for reasons other than cause, Mr. Cuti would be entitled to severance benefits equal to five years of his maximum base salary and incentive bonus (the "Severance Amount"), plus an additional 60% of the Severance Amount.

        At December 28, 2002, Mr. Cuti had approximately $2.7 million in notes payable to the Company, which are due on November 9, 2003. These notes pre-date the July 30, 2002 Sarbanes-Oxley Act that prohibits loans to executives and are grandfathered under this legislation.

18.    Benefit Plans

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

        At December 28, 2002, there were outstanding nonqualified stock options to purchase up to an aggregate of 172,344 shares of common stock (including 124,530 options granted outside the Plan), all of which are vested.

        Changes in options outstanding (including options granted outside the Plan) during 2002, 2001 and 2000 are summarized as follows:

	1992 Stock Option Plan
	Option price per share
	$0.58	$7.34- $12.77	$29.37	$40.86	Total Options
Options outstanding, December 25, 1999	423,399	76,394	16,528	17,901	534,222
Options exercised	(17,046)	(4,692)	—	—	(21,738)
Options cancelled	—	—	(2,745)	(2,745)	(5,490)

Options outstanding, December 30, 2000	406,353	71,702	13,783	15,156	506,994
Options exercised	(168,000)	(68,952)	(2,745)	—	(239,697)

Options outstanding, December 29, 2001	238,353	2,750	11,038	15,156	267,297
Options exercised	(90,000)	—	—	—	(90,000)
Options cancelled	(3)	(5)	(1,100)	(3,845)	(4,953)

Options outstanding, December 28, 2002	148,350	2,745	9,938	11,311	172,344

Weighted average remaining life of outstanding options	3.3 years	2.3 years	1.3 years	1.2 years	3.1 years
Options exerciseable at December 30, 2000	406,353	71,702	13,783	15,156	506,994
Options exerciseable at December 29, 2001	238,353	2,750	11,038	15,156	267,297
Options exerciseable at December 28, 2002	148,350	2,745	9,938	11,311	172,344

        During 1997, the Company adopted an Equity Participation Plan, as amended, which provides 2,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company. At December 28, 2002, options for 2,782,146 shares have been granted (net of options for 187,876 shares that have been cancelled) to employees and certain non-employee directors. Under the plan, shares granted to employees generally vest 20% on each of the first through fifth anniversaries of the issue date, with some options subject to accelerated vesting if certain performance targets are achieved.

18.    Benefit Plans (Continued)

        Changes in options outstanding under the Equity Participation Plan during 2002, 2001 and 2000 are summarized as follows:

	1997 Equity Participation Plan
	Option price per share
	$8.33	$16.50- $19.93	$21.24- $29.38	$31.10- $38.75	Total Options
Options outstanding, December 25, 1999	1,059,813	128,700	624,596	44,000	1,857,109
Options granted	—	—	184,000	—	184,000
Options exercised	(43,473)	(14,400)	(1,200)	—	(59,073)
Options cancelled	—	(18,200)	(9,700)	—	(27,900)

Options outstanding, December 30, 2000	1,016,340	96,100	797,696	44,000	1,954,136
Options granted	—	—	—	184,000	184,000
Options exercised	(116,940)	(26,200)	(32,135)	—	(175,275)
Options cancelled	—	(1,800)	(21,071)	—	(22,871)

Options outstanding, December 29, 2001	899,400	68,100	744,490	228,000	1,939,990
Options granted	—	30,000	545,350	54,000	629,350
Options exercised	(35,268)	(11,700)	(28,050)	—	(75,018)
Options cancelled	—	(5,700)	(17,231)	(80,550)	(103,481)

Options outstanding, December 28, 2002	864,132	80,700	1,244,559	201,450	2,390,841

Weighted average remaining life of outstanding options	4.5 years	6.8 years	7.6 years	8.1 years	6.5 years
Options exerciseable at December 30, 2000	1,016,340	38,440	129,884	16,800	1,201,464
Options exerciseable at December 29, 2001	899,400	40,860	270,126	25,600	1,235,986
Options exerciseable at December 28, 2002	864,132	40,560	389,985	60,090	1,354,767

        The Company maintains an employee savings plan, pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC"), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, was available to certain union employees as well. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. At the present time, the Company's common stock is not available as an investment option to participants under this plan. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the 52 weeks ended December 28, 2002 and December 29, 2001, the Company funded $306,000 and $226,000 of employer matching contributions for the 2001 and 2000 plan years, respectively. At December 28, 2002, the Company has accrued $353,000 for the employer matching contribution related to the 2002 plan year.

        Duane Reade's collective bargaining agreements with Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the fiscal years ended December 28, 2002, December 29,

2001 and December 30, 2000, contributions to such plans were $5.7 million, $8.4 million, and $9.9 million, respectively. Such contributions included amounts payable in 2001 and 2000 to benefit plans under the Allied Trades Council collective bargaining agreement.

19.    Extraordinary Charges

        During the 52 weeks ended December 28, 2002, the Company recorded total net extraordinary charges of $6.6 million, net of an income tax benefit of $4.7 million, which were composed of the following: (1) $1.8 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our Senior Credit Agreement that were repaid with the proceeds of our offering of Convertible Notes, (b) our Senior Notes that were purchased pursuant to a tender offer completed in June 2002, and (c) the December, 2002 repurchase of a portion of our Convertible Notes, (2) $4.1 million associated with the payment of consent premiums and other expenses related to the tender offer, (3) $2.3 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the Senior Credit Agreement that were retired with proceeds from the convertible notes offering, and (4) an extraordinary gain of $1.6 million related to the repurchase of a portion of our outstanding Convertible Notes.

        During the 52 weeks ended December 29, 2001, in connection with the 2001 Offering and the related refinancing of a portion of the Company's outstanding term loans under its Senior Credit Agreement, the Company recorded extraordinary charges of $1.5 million, net of an income tax benefit of $1.1 million, representing the accelerated amortization of deferred financing costs associated with the portion of outstanding term loans retired or refinanced as a result of the completed 2001 Offering and related debt refinancing.

20.    World Trade Center Insurance Recovery

        On September 11, 2001, a terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of the Company's stores are located. The attack resulted in the complete loss of two stores. During the fourth quarter of 2001, the Company received insurance reimbursement for a portion of the property losses associated with this disaster. In fiscal 2002, the remaining September 11 related property losses were reimbursed and the Company received approximately $9.4 million toward its business interruption claim that was recognized as a separate item of income in the accompanying consolidated statement of operations. This business interruption recovery represented a partial payment of the Company's losses and the Company is currently in litigation with the insurance carrier to recover the balance of its business interruption claim.

21.    Related Party Transactions

        On March 17, 2000 and again on October 31, 2000 the Senior Credit Agreement (see Note 11) was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $1.5 million. On July 10, 2001, the Senior Credit Agreement was amended and restated, for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $1.8 million.

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

        On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan (the "CEO Loan") to the Company's Chief Executive Officer (the "Executive"). For so long as the Senior Credit Agreement is outstanding, the CEO Loan bears interest at the rate of interest paid by the Company on its revolving loans outstanding under the Senior Credit Agreement. Thereafter, the CEO Loan will bear interest at LIBOR plus 300 basis points. The CEO Loan becomes due upon the earliest to occur of (i) the termination of the Executive's employment with the Company, (ii) the termination of the Executive's employment agreement with the Company, (iii) any sale by the Executive of 15% or more of the Company's common stock held by the Executive or (iv) November 9, 2003. Under certain change of control provisions contained in the Executive's employment agreement, the Company may be required to forgive all balances and related interest due on all loans made to the Executive by the Company or any of the DLJ Entities or the Credit Suisse First Boston entities. Mr. Cuti has informed the Board that he has waived his right to receive the benefit of any forgiveness event related to the CEO Loan.

        On December 19, 2002, Mr. Cuti repaid the Company in full for the combined amount of his four outstanding promissory notes resulting from the Company's four annual payments, on Mr. Cuti's behalf, of principal and accrued interest related to a $1.0 million loan from the DLJ Entities to Mr. Cuti in 1998. The total amount repaid to the Company amounted to approximately $1.3 million.

        The Company is party to a consulting agreement with Transportation Services International ("TSI"), an entity operated by Mr. Cuti's brother, Joseph Cuti. TSI provides various trucking, logistical and warehousing consultative services to Duane Reade. The Company's agreement with TSI is terminable by either party. Duane Reade's payments to TSI totaled approximately $135,000, $144,000 and $147,000 in fiscal 2002, 2001 and 2000, respectively.

22.    Income Per Common Share

        The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	52 weeks ended December 28, 2002	52 weeks ended December 29, 2001	53 weeks ended December 30, 2000
Income before extraordinary charges and cumulative effect of accounting change	$31,485	$26,221	$22,676
Extraordinary charges, net	(6,646)	(1,491)	—
Cumulative effect of accounting change, net	(9,262)	—	—

Net income	$15,577	$24,730	$22,676

Weighted average number of common shares outstanding during the period—basic	23,852	20,984	17,718
Dilutive potential securities	711	867	706

Weighted average number of shares outstanding—diluted	24,563	21,851	18,424

Per common share—basic
Income before extraordinary charges and cumulative effect of accounting change	$1.32	$1.25	$1.28
Extraordinary charges	(0.28)	(0.07)	—
Cumulative effect of accounting change	(0.39)	—	—

Net income	$0.65	$1.18	$1.28

Per common share—diluted
Income before extraordinary charges and cumulative effect of accounting change	$1.28	$1.20	$1.23
Extraordinary charges	(0.27)	(0.07)	—
Cumulative effect of accounting change	(0.38)	—	—

Net income	$0.63	$1.13	$1.23

23.    Selected Quarterly Information (Unaudited)

Quarter	December 28, 2002	December 29, 2001
	In thousands, except per share amounts
Sales
First	$305,804	$271,738
Second	324,754	292,289
Third	312,818	279,433
Fourth	331,075	300,104

Year	$1,274,451	$1,143,564

Gross profit
First	$69,450	$64,769
Second	68,486	71,105
Third	72,771	65,819
Fourth	75,711	70,656

Year	$286,418	$272,349

Income before extraordinary charges and cumulative effect of accounting change
First	$5,262	$2,621
Second	10,063	7,238
Third	7,976	6,355
Fourth	8,184	10,007

Year	$31,485	$26,221

Net income (loss)
First	$(4,000)	$2,621
Second	2,330	5,747
Third	7,784	6,355
Fourth	9,463	10,007

Year	$15,577	$24,730

Per common share (basic):
Income before extraordinary charges and cumulative effect of accounting change
First	$0.22	$0.14
Second	0.42	0.37
Third	0.33	0.28
Fourth	0.34	0.43

Year	1.32	1.25

Net income (loss)
First	$(0.17)	$0.14
Second	0.10	0.30
Third	0.32	0.28
Fourth	0.39	0.43

Year	0.65	1.18

Per common share (diluted):
Income before extraordinary charges and cumulative effect of accounting change
First	$0.22	$0.14
Second	0.41	0.36
Third	0.33	0.27
Fourth	0.34	0.42

Year	1.28	1.20

Net income (loss)
First	$(0.16)	$0.14
Second	0.09	0.28
Third	0.32	0.27
Fourth	0.39	0.42

Year	0.63	1.13

24.    Subsequent Events (Unaudited)

        On February 27, 2003, the Company initiated an exchange offer to allow for the exchange, on a one-to-one basis, of certain employee non-qualified stock options, the exercise prices of which are greater than or equal to $16.00 per share, issued under either the 1992 Stock Option Plan or the 1997 Equity Participation Plan. The exchange offer will last for at least 20 business days, with an additional 10-day period to allow for withdrawals of previously tendered options (unless extended by the Company, at its option). The Company has agreed to issue new options to replace those tendered after an elapsed period of not less than six months and one day following the cancellation of the options in connection with the exchange offer, which is currently anticipated to be the date that the offer expires. The new stock options will be issued under the 1997 Equity Participation Plan, and will be issued at an exercise price equal to the average closing price of the five-day trading period immediately preceding the date of issuance, but in no event less than the closing price on the date of issuance.

        On February 18, 2003, the Company completed the redemption of the remaining $1.6 million of outstanding Senior Notes, by making a payment to U.S. Bank (formerly State Street Bank and Trust) in the amount of $1.8 million. This payment was composed of principal value ($1.6 million), premium payments ($0.1 million) and accrued interest earned from August 15, 2002 through the payment date ($0.1 million).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings "Election of Directors," "Executive Officers and Key Employees" and "Other Business for Meeting-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 2003 to be filed with the Securities and Exchange Commission on or before April 11, 2003 is incorporated in this report by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained under the headings "Director Compensation," "Executive Compensation" and "Report of Compensation Committee" in our 2003 Proxy Statement is incorporated in this report by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the heading "Security Ownership of Certain Owners and Management" in our 2003 Proxy Statement is incorporated in this report by reference in response to this item.

        The following table provides certain information as at December 28, 2002, with respect to the Company's existing Equity Compensations Plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,563,185	$18.88	189,035
Equity compensation plans not approved by security holders	—	—	—

Total	2,563,185	$18.88	189,035

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the heading "Certain Relationships and Related Transactions" in our 2003 Proxy Statement is incorporated in this report by reference in response to this item.

ITEM 14.            CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.	Description
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2	Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).

10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.7	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K)).
10.8	Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.9	Amended and Restated Borrower Security Agreement, dated as of September 11, 1998 between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.10	Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.11	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company's 1998 Annual Report on Form 10-K (the "1998 10-K")).
10.12	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.13	Fourth Amended and Restated Credit Agreement dated as of July 10, 2001 among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc. as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston as the Syndication Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.14	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.15	First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.16	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.17		Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
10.18		First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 9, 2002, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
10.19		Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 25, 2002, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
10.20		Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.0	*	Consent of Independent Accountants
99.1	*	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO

*
Filed herewith.

(b)
Reports on Form 8-K:

  On November 29, 2002, the Company filed a Current Report on Form 8-K announcing the filing of a registration statement, the purpose of which was to register for sale 90,000 shares of the Company's common stock that were issued upon the exercise of certain non-qualified stock options by the Company's Chief Executive Officer. Proceeds generated by the exercise of these options were used to facilitate the repayment of certain notes payable to the Company and Credit Suisse First Boston.

  On January 21, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company's anticipated financial results for the fiscal quarter ended December 28, 2002 and its outlook for the 2003 fiscal year.

  On February 20, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company's audited financial results for the fiscal year ended December 28, 2002 and its outlook for the 2003 fiscal year.

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

Dated: March 28, 2003
DUANE READE INC. (Registrant)
	By:	John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2003:

Name	Title

Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
David L. Jaffe	Director
David W. Johnson	Director
Carl M. Pradelli	Director
Kevin Roberg	Director
William Simon	Director
Kenneth B. Woodrow	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003

DRI I INC.
By:
John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons in the capacities indicated with respect to DRI I Inc.:

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

Dated: March 28, 2003

DRI I INC., A GENERAL PARTNER
By:	John K. Henry Senior Vice President and Chief Financial Officer
DUANE READE INC.
By:	John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

Name	Title

Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
David L. Jaffe	Director
David W. Johnson	Director*
Carl M. Pradelli	Director*

Kevin Roberg	Director*
William Simon	Director*
Kenneth B. Woodrow	Director*

* Duane Reade Inc. only.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003

DUANE READE REALTY INC.
By:	John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons in the capacities indicated with respect to Duane Reade Realty Inc.:

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

Dated: March 28, 2003
DUANE READE INTERNATIONAL INC.
	By:	John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons in the capacities indicated with respect to Duane Reade International Inc.:

Name	Title

Gary Charboneau	President and Chief Executive Officer and Director (Principal Executive Officer)
John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Michelle D. Bergman	Vice President and Director
Thomas Ordemann	Vice President and Director

CERTIFICATIONS

        I, Anthony J. Cuti, certify that:

1.
I have reviewed this annual report on Form 10-K of Duane Reade Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATIONS

        I, John K. Henry, certify that:

1.
I have reviewed this annual report on Form 10-K of Duane Reade Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

By:	/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
PART II
Report of Independent Accountants
DUANE READE INC. Consolidated Statements of Operations (In thousands, except per share amounts)
DUANE READE INC. Consolidated Balance Sheets (Dollars in thousands)
DUANE READE INC. Consolidated Statements of Cash Flows (In thousands)
DUANE READE INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
DUANE READE INC. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS