Form 10-Q
period 2003-06-28
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2003-08-11
CIK 1095722, 1095723, 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 28, 2003.	Commission file number 333-41239

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE		04-3164702
(State or other jurisdiction of incorporation or organization)		(IRS Employer ID Number)

DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

*                 Guarantors with respect to the Company’s 2.1478% Senior Convertible Notes due 2022

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange. Inc.

Securities registered pursuant to Section 12 (g) of the Act:

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2):  Yes ☒  No ☐

The number of shares of the Common Stock outstanding as of August 8, 2003:  24,037,742

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may”, “might” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•                  the competitive environment in the drugstore industry in general and in the metropolitan New York area;

•                    the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription  reimbursement rates;

•      the continued efforts of Federal, State and municipal governament agencies to reduce Medicade reimbursment rates, modify Medicare benefits and/or reduce prescription drug costs;

•                  the strength of the economy in general and the economic conditions in the metropolitan New York area, in particular, including changes in consumer purchasing power and/or spending patterns;

•                  changes in cost of goods and services;

•                  trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications;

•                  changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries;

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

•                  our ability to successfully implement and manage new computer systems and technologies;

•                  demographic changes; and

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 26 Weeks Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$355,146	$324,754	$688,768	$630,558
Cost of sales	278,171	256,268	541,604	492,622

Gross profit	76,975	68,486	147,164	137,936

Selling, general & administrative expenses	57,260	48,480	110,834	96,158
Insurance recovery	—	(9,378)	—	(9,378)
Depreciation and amortization	8,154	6,759	15,712	13,503
Store pre-opening expenses	229	827	644	1,343
	65,643	46,688	127,190	101,626

Operating income	11,332	21,798	19,974	36,310
Interest expense, net	3,549	4,990	7,066	10,671
Debt extinguishment	—	13,107	105	13,107

Income before income taxes and cumulative effect of accounting change	7,783	3,701	12,803	12,532
Income taxes	3,725	1,371	5,633	4,940
Income before cumulative effect of accounting change	4,058	2,330	7,170	7,592
Cumulative effect of accounting change, net of income taxes	—	—	—	(9,262)
Net income (loss)	$4,058	$2,330	$7,170	$(1,670)

Per Common Share – Basic

Income before cumulative effect of accounting change	$0.17	$0.10	$0.30	$0.32
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.39)
Net income (loss)	$0.17	$0.10	$0.30	$(0.07)

Weighted Average Common Shares Outstanding	24,038	23,875	24,038	23,751

Per Common Share – Diluted

Income before cumulative effect of accounting change	$0.17	$0.09	$0.29	$0.31
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.38)
Net income (loss)	$0.17	$0.09	$0.29	$(0.07)

Weighted Average Common Shares Outstanding	24,351	24,634	24,345	24,454

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 28, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current Assets
Cash	$1,242	$4,183
Receivables	62,235	62,008
Inventories	232,329	220,338
Deferred income taxes	4,477	5,416
Prepaid expenses and other current assets	19,933	16,006
TOTAL CURRENT ASSETS	320,216	307,951

Property and equipment, net	185,325	169,507
Goodwill, net of accumulated amortization of $35,323	161,318	160,403
Deferred income taxes	4,611	6,489
Other assets	90,249	85,173
TOTAL ASSETS	$761,719	$729,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,965	$57,776
Accrued interest	1,791	2,192
Other accrued expenses	26,145	27,453
Current portion of long-term debt	3,751	3,962
Current portion of capital lease obligations	407	472
TOTAL CURRENT LIABILITIES	92,059	91,855

Long-term debt, less current portion	283,391	263,782
Capital lease obligations, less current portion	1,319	1,525
Other non-current liabilities	47,913	42,493
TOTAL LIABILITIES	424,682	399,655

Commitments and Contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,037,742 shares	240	240
Paid-in capital	329,542	329,542
Retained earnings	7,255	86
TOTAL STOCKHOLDERS’ EQUITY	337,037	329,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$761,719	$729,523

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the 26 Weeks Ended
	June 28, 2003	June 29, 2002
Cash flows provided by operating activities:
Net income (loss)	$7,170	$(1,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,727	14,323
Deferred income taxes	2,817	5,227
Cumulative effect of accounting change, net of tax	—	9,262
Other	4,455	7,996
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(227)	(1,628)
Inventories	(10,954)	(1,432)
Accounts payable	2,189	(16,926)
Prepaid and accrued expenses	(3,229)	2,378
Other assets and liabilities, net	(4,968)	(3,851)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,980	13,679

Cash flows used in investing activities:
Capital expenditures	(25,795)	(25,259)
Lease, customer file and other acquisition costs	(9,903)	(5,357)
NET CASH USED IN INVESTING ACTIVITIES	(35,698)	(30,616)

Cash flows from financing activities:
Proceeds from convertible note offering	—	218,501
Repayment of term loans	(1,981)	(53,366)
Net borrowing (repayment) of revolving credit facility	23,000	(10,000)
Retirement of senior subordinated notes	(1,621)	(78,379)
Proceeds from exercise of stock options	—	1,157
Deferred financing costs	(350)	(8,000)
Repayments of capital lease obligations	(271)	(851)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,777	69,062

Net (decrease) increase in cash	(2,941)	52,125
Cash at beginning of period	4,183	4,972
Cash at end of period	$1,242	$57,097

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands, except per share data)

1. Basis of Presentation

The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 28, 2002. These financial statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 28, 2002. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income and income from sales of market related data amounted to $0.1 million and $1.3 million, for the quarter and six months ended June 28, 2003, respectively, as compared to $0.4 million and $1.1 million, for the quarter and six months ended June 29, 2002, respectively. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors. The guarantees of the subsidiary guarantors are full and unconditional, joint and several.

2. World Trade Center Disaster and Related Business Interruption and Property Losses

On September 11, 2001, a terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of the Company’s stores are located. The attack resulted in the complete loss of two stores. During the fourth quarter of 2001, the Company received insurance reimbursement for a portion of the property losses associated with this disaster. In fiscal 2002, the remaining September 11 related property losses were reimbursed and the Company received approximately $9.4 million toward its business interruption claim that was recognized as a separate item of income in the second quarter of fiscal 2002. This business interruption recovery represented a partial payment of the Company’s losses and the Company is currently in litigation with the insurance carrier to recover the balance of its business interruption claim. Additional insurance recoveries for the business interruption portion of the Company’s insurance claim, which, if any, could be material, will be recognized when collection of such recoveries is assured.  Litigation expenses associated with this insurance recovery are being expensed as incurred.

3. Accounting Change

As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar first-in, first-out (“FIFO”) method to a specific cost based last-in, first-out (“LIFO”) method. Adoption of the specific cost LIFO method more accurately values inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method reflects the impact of inflation in the Company’s gross margin. The effect of changing from the retail FIFO method to the specific cost LIFO method was a reduction in inventory of $16.0 million, resulting in a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($0.39 per basic common share and $0.38 per diluted common share, respectively).

4. Inventory

At June 28, 2003, inventories would have been greater by $0.3 million if they had been valued on a lower of FIFO cost or market basis.

5. Debt Extinguishment

During the first quarter of 2003, the Company retired the remaining $1.6 million principal amount of the outstanding 9.25% Senior Subordinated Notes due 2008 (the “Senior Notes”). In connection with this retirement, the Company recorded a $0.1 million debt extinguishment charge, representing the premium paid to the holders of the Senior Notes and the accelerated amortization of deferred financing costs associated with the Senior Notes retired. The total cash outlay required for this transaction, including principal ($1.6 million), early termination premiums ($0.1 million) and accrued interest earned from August 15, 2002 to the payment date ($0.1 million), amounted to approximately $1.8 million.

In the second quarter of 2002, the Company recorded debt extinguishment charges of $13.1 million, reflecting (a) $2.1 million of accelerated amortization of deferred financing costs related to senior credit agreement loans repaid and 9.25% senior notes retired with proceeds from the 2002 convertible note offering, (b) $7.1 million for payment of consent premiums and expenses related to the 9.25% senior note tender offer and (c) $3.9 million related to the termination of an interest rate swap agreement. In accordance with the provisions of FAS 145, which became effective January 1, 2003, these debt extinguishment costs, which were shown in previous SEC filings as extraordinary items totaling $7.7 million, net of a 41.0% income tax provision, were reclassified and are now included as a component of income before income taxes and cumulative effect of accounting change.  Reported net income was unaffected, and the Company's results of operations, financial position and cash flows were not materially impacted by this reclassification.

6. Stock Option Exchange Offer

On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company’s common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation Plan with an exercise price equal to or in excess of $16 per share (other than certain options granted on May 7, 1999 pursuant to the Company’s Deferred Compensation Stock Grant Program). At the close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock.  The grant of new options will occur on or after September 28, 2003, but not later than October 28, 2003. Each new option issued in exchange for a cancelled option will have an exercise price equal to the average closing price of the Company’s common stock as reported on the New York Stock Exchange for the five-day trading period ending immediately prior to the date of the grant (but in no event less than the closing price on the date of the grant). If an employee resigns or is terminated for any reason prior to the grant date of the new options, he or she will not be eligible to receive the new options. Each new option will vest in three equal installments beginning on the first anniversary of the date of grant and will have a ten-year term.

7. Acquisitions

During the second quarter and first half of fiscal 2003 and fiscal 2002, the Company acquired pharmacy customer files (which were merged into existing stores) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores).  The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Customer prescription files	2	—	6	6
Pharmacy establishments	—	4	2	7
Total acquisitions	2	4	8	13

Cash consideration	$0.4	$1.6	$6.1	$3.0
Common stock consideration	—	3.1	—	14.3
Total acquisition cost	$0.4	$4.7	$6.1	$17.3

Purchase price allocation:
Identifiable intangibles	$0.4	$3.0	$3.9	$12.5
Goodwill	—	0.7	0.9	1.7
Inventory	0.1	1.0	1.0	1.7
Property and equipment	—	0.1	0.5	1.7
Other assets and liabilities, net	(0.1)	(0.1)	(0.2)	(0.3)
Total	$0.4	$4.7	$6.1	$17.3

The operations of the acquired pharmacies have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on the sales, results of operations or earnings per share of the Company for the periods presented.

8. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 128 “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company’s “in-the-money” stock options. Of the options to purchase 1,221,197 and 2,665,419 shares of common stock outstanding at June 28, 2003 and June 29, 2002, respectively, options to purchase 195,970 shares at June 28, 2003 and 55,156 shares at June 29, 2002 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive.

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Income before cumulative effect of accounting change	$4,058	$2,330	$7,170	$7,592
Cumulative effect of accounting change, net of income taxes	—	—	—	(9,262)
Net income (loss)	$4,058	$2,330	$7,170	$(1,670)

Weighted average common shares outstanding – basic	24,038	23,875	24,038	23,751
Potential dilutive shares	313	759	307	703
Weighted average common shares outstanding – diluted	24,351	24,634	24,345	24,454

Per common share – basic

Income before cumulative effect of accounting change	$0.17	$0.10	$0.30	$0.32
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.39)
Net income (loss)	$0.17	$0.10	$0.30	$(0.07)

Per common share – diluted

Income before cumulative effect of accounting change	$0.17	$0.09	$0.29	$0.31
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.38)
Net income (loss)	$0.17	$0.09	$0.29	$(0.07)

9. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these wage-related income tax credits. The effective income tax rate of 44% recorded in 2003 gives effect to the New York State tax legislation passed in May 2003, with retroactive application to January 1, 2003.

10. Recently Issued Accounting Pronouncements

During the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company reclassified from extraordinary charges to other income (loss), for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax debt extinguishment costs of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years applicable to income before income taxes and cumulative effect of accounting change were adjusted commensurately. Reported net income remained unaffected by the reclassification, and thus, this adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

During the first quarter of 2003, the Company adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, the Company changed its accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the periods reported, and is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the future. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchasing period. This provision is required to be applied to all new arrangements initiated after November 21, 2002 and is consistent with the Company’s past practice.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of FAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for certain guarantees issued after January 1, 2003. The adoption of this interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted the disclosure-only provisions of FAS No. 148 effective in 2002. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company previously adopted FAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under FAS No. 123, has elected the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income (loss), as reported	$4,058	$2,330	$7,170	$(1,670)

Adjust: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects.	2,066	(967)	4,131	(1,934)

Pro forma net income (loss)	$6,124	$1,363	$11,301	$(3,604)

Income (loss) per common share:
Basic - as reported	$0.17	$0.10	$0.30	$(0.07)
Basic - pro forma	$0.25	$0.06	$0.47	$(0.15)

Diluted - as reported	$0.17	$0.09	$0.29	$(0.07)
Diluted - pro forma	$0.25	$0.06	$0.46	$(0.15)

As described in more detail in Note 6, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for 2003 includes the reversal of pro forma expenses previously disclosed totaling $2.4 million per quarter, related to the granting of these original options.  When replacement stock options are issued later in 2003, the Company expects to incur pro forma compensation expense which will reflect the fair value of the replacement stock options granted.

The pro forma compensation income (expense) for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions for each of the periods shown: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future periods since options vest over several years and options granted prior to 1995 are not considered.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the provisions through June 28, 2003 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company does not believe that the adoption of the remaining provisions will have a material impact on its results of operations, financial position or cash flows.

11. Commitments and Contingencies

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim stemming from the September 11, 2001 World Trade Center terrorist attack, during which the Company’s single highest volume and most profitable store was completely destroyed. Discovery has been concluded in this litigation and a trial on certain issues is currently scheduled for autumn 2003.

The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Chief Financial Officer, and Gary Charboneau, its Senior Vice President of Sales and Marketing, have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period.  The Company believes that these actions are completely baseless and wholly without merit. The Company will continue to vigorously defend these actions.

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. The Company has established reserves that it believes are appropriate in its judgment and in accordance with applicable accounting rules. The Company continues to vigorously defend itself in this action.

The Company is party to other legal actions arising in the ordinary course of business.  Based on information presently available, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

A recent New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon the Company's New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of the Company's own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

12. Subsequent Event

On July 21, 2003, the Company completed the refinancing of its previously existing senior credit agreement, a portion of which was scheduled to mature in February 2004. The new credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of the Company’s inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company. In addition, the Credit Agreement has been guaranteed by DRI I Inc., Duane Reade Inc., Duane Reade International, Inc. and Duane Reade Realty, Inc., and such guarantees are secured by substantially all assets of such guarantors.  The Credit Agreement matures on July 20, 2008.

Under the new facility, approximately $184 million was initially available, of which approximately $103.5 million was borrowed and used to repay in full the outstanding term A loans ($3.1 million), term B loans ($60.0 million) and revolver borrowings ($38.5 million) under the Company’s previous senior credit agreement, as well as accumulated interest to the repayment date and certain expenses associated with the new financing ($1.9 million).  Upon closing and repayment of all outstanding borrowings and related costs, the Company had approximately $80 million of additional availability under this new Credit Agreement, and the previous credit agreement has been terminated.

In connection with the refinancing and termination of the existing senior credit agreement, the Company incurred pre-tax debt extinguishment expenses of $0.7 million, representing the accelerated amortization of the remaining deferred financing costs associated with the previous senior credit agreement. These expenses will be recognized in the third quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

Results of Operations

The following sets forth the results of operations as a percentage of sales for the periods indicated.

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3	78.9	78.6	78.1
Gross profit	21.7	21.1	21.4	21.9
Selling, general and administrative expenses	16.1	14.9	16.1	15.3
Insurance recovery	—	(2.9)	—	(1.5)
Depreciation & amortization	2.3	2.1	2.3	2.1
Store pre-opening expense	0.1	0.3	0.1	0.2
Operating income	3.2	6.7	2.9	5.8
Interest expense, net	1.0	1.5	1.0	1.7
Debt extinguishment	—	4.1	—	2.1
Income before income taxes and cumulative effect of accounting change	2.2	1.1	1.9	2.0
Income taxes	1.0	0.4	0.8	0.8
Income before cumulative effect of accounting change	1.2	0.7	1.1	1.2
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.5)
Net income (loss)	1.2%	0.7%	1.1%	(0.3)%

Thirteen Weeks Ended June 28, 2003 versus Thirteen Weeks Ended June 29, 2002

Net sales were $355.1 million in the second quarter of 2003, an increase of 9.4% over net sales of $324.8 million for the second quarter of 2002. Pharmacy sales increased from $135.4 million in the second quarter of 2002 to $155.2 million in the second quarter of 2003, an increase of 14.7%, and represented 43.7% of total sales, as compared with 41.7% of total sales in the second quarter of 2002. Front-end sales increased from $189.4 million in the second quarter of 2002 to $199.9 million in the second quarter of 2003, an increase of 5.6%, and represented 56.3% of total sales, as compared to 58.3% of total sales in the second quarter of 2002.  For the second quarter of 2003, third-party reimbursed pharmacy sales represented 91.3% of total pharmacy sales, as compared to 89.8% in the second quarter of 2002. The increase in total sales over last year was attributable to the full quarterly impact of ten stores opened during the second quarter of 2002 and sales from 18 net new stores opened since June 2002, combined with increased comparable store sales of 3.1%, including an 8.0% increase in pharmacy same-store sales partially offset by a 0.4% decline in front-end same-store sales. During the second quarter of 2003, we opened four new stores, as compared to 10 new stores opened during the second quarter of 2002. At June 28, 2003, we operated 236 stores, as compared to 218 stores at June 29, 2002.

Cost of sales as a percentage of net sales decreased to 78.3% for the second quarter of 2003 from 78.9% for the second quarter of 2002, resulting in an increase in gross profit margin to 21.7% for the second quarter of 2003 from 21.1% for the second quarter of 2002.  This increase was attributable to a comparison against an unusually high promotional period in the prior year, partially offset by higher store occupancy costs resulting in part from a January 1, 2003 New York City real estate tax increase, lower volume related vendor discounts and allowances, and a greater proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales. Cost of sales also includes a $0.2 million LIFO provision in the current year, compared to $0.4 million in the comparable period last year.

Selling, general and administrative expenses were $57.3 million, or 16.1% of net sales, and $48.5 million, or 14.9% of net sales, in the second quarters of 2003 and 2002, respectively.  The increase in these expenses as a percentage of sales is attributable to increased costs associated with the significant number of one-hour photo departments added since the comparable period last year, higher property insurance costs, increases in credit and debit card processing fees and greater litigation-related expenses primarily associated with the World Trade Center business interruption insurance claim.

During the second quarter of 2002, we received a partial payment of $9.9 million toward our business interruption insurance claim originating from the September 11th World Trade Center disaster. After deducting certain claims-related expenses, we recorded a net benefit of $9.4 million in pre-tax income. We are currently engaged in litigation to recover the balance of the outstanding claim. Additional insurance recoveries related to the business interruption claim, which, if any, could be material, will be recognized when such collection is assured.

Depreciation and amortization of intangibles in the second quarters of 2003 and 2002 were $8.2 million and $6.7 million, respectively.  This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the second quarter of 2002, combined with incremental depreciation expenses related to capital expenditures in 2002 and 2003.

We incurred store pre-opening expenses of $0.2 million during the second quarter of 2003 related to the opening of four new stores.  During the comparable period last year, we incurred pre-opening expenses of $0.8 million related to the opening of 10 new stores.

Net interest expense decreased 28.9% to $3.5 million in the second quarter of 2003 from $5.0 million in the second quarter of 2002.  This decline was primarily attributable to the second quarter 2002 completion of the convertible note offering, the proceeds of which were used to retire higher cost senior subordinated notes and term loan debt.

In the second quarter of 2002, we recorded debt extinguishment charges of $13.1 million, reflecting (a) $2.1 million of accelerated amortization of deferred financing costs related to senior credit agreement loans repaid and 9.25% senior notes retired with proceeds from the 2002 convertible note offering, (b) $7.1 million for payment of consent premiums and expenses related to the 9.25% senior note tender offer and (c) $3.9 million related to the termination of an interest rate swap agreement. In accordance with the provisions of FAS 145, which became effective January 1, 2003, these debt extinguishment costs, which were shown in previous SEC filings as extraordinary items totaling $7.7 million, net of a 41.0% income tax provision, were reclassified and are now included as a component of income before income taxes and cumulative effect of accounting change.  Reported net income was unaffected, and our results of operations, financial position and cash flows were not materially impacted by this reclassification.

Our income before income taxes and cumulative effect of accounting change in the second quarter of 2003 increased to $7.8 million from $3.7 million in the second quarter of 2002, reflecting the factors discussed above.

In the second quarter of 2003, we recorded an income tax provision of $3.7 million, reflecting an estimated annual effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits. Additionally, the second quarter of 2003 includes a retroactive adjustment to the first quarter’s income tax expense, which was previously recorded at an effective rate of 38.0%. The increase in the effective tax rate was to give effect to New York State tax legislation passed in May 2003 with retroactive application to January 1, 2003. In the comparable period last year, the income tax provision of $1.4 million reflected an estimated effective tax rate of 37.0%, inclusive of the anticipated benefits of employment tax credits.

Twenty-Six Weeks Ended June 28, 2003 versus Twenty-Six Weeks Ended June 29, 2002

Net sales were $688.8 million in the first six months of 2003, an increase of 9.2% over net sales of $630.6 million for the first six months of 2002. Pharmacy sales increased from $262.6 million in the first six months of 2002 to $299.1 million in the first six months of 2003, an increase of 13.9%, and represented 43.4% of total sales, as compared with 41.6% of total sales in the first six months of 2002. Front-end sales increased from $368.0 million in the first six months of 2002 to $389.7 million in the first six months of 2003, an increase of 5.9%, and represented 56.6% of total sales, as compared to 58.4% of total sales in the first six months of 2002.  For the first six months of 2003, third-party reimbursed pharmacy sales represented 91.2% of total pharmacy sales, as compared to 89.5% in the first six months of 2002. The increase in total sales over last year was attributable to the full six month impact of 20 stores opened during the first six months of 2002 and sales from 18 net new stores opened since June 2002, combined with increased comparable store sales of 2.4%, including a 7.2% increase in pharmacy same-store sales partially offset by a 1.2% decline in front-end same-store sales. During the first six months of 2003, we opened 11 new stores and closed three stores, as compared to 20 new stores opened and two stores closed during the first six months of 2002.

Cost of sales as a percentage of net sales increased to 78.6% for the first six months of 2003 from 78.1% for the first six months of 2002, resulting in a decrease in gross profit margin to 21.4% for the first six months of 2003 from 21.9% for the first six months of 2002.  This decrease was attributable to the reduced levels of same-store front-end sales reflecting the continued impact of the recessionary economy in the New York metropolitan area, increased Christmas holiday inventory clearance markdowns incurred in the first quarter of this year and higher store occupancy costs resulting in part from a January 1, 2003 New York City real estate tax increase. In addition, gross margins declined due to the impact of an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales. Cost of sales also includes a $0.3 million LIFO provision in the first half of the current year, compared to $0.8 million in the comparable period last year.

Selling, general and administrative expenses were $110.8 million, or 16.1% of net sales, and $96.2 million, or 15.3% of net sales, in the first six months of 2003 and 2002, respectively.  The increase in these expenses as a percentage of sales is attributable to the lower than usual same-store sales growth, higher promotional and advertising expenses, increased costs associated with the significant number of one-hour photo departments added since the comparable period last year, increased credit and debit card processing fees and higher property insurance costs than the prior period.

During the first half of 2002, we received a partial payment of $9.9 million toward our business interruption insurance claim originating from the September 11th World Trade Center disaster. After deducting certain claims-related expenses, we recorded a net benefit of $9.4 million in pre-tax income. We are currently engaged in litigation to recover the balance of the outstanding claim. Additional insurance recoveries related to the business interruption claim, which, if any, could be material, will be recognized when such collection is assured.

Depreciation and amortization of intangibles in the first six months of 2003 and 2002 were $15.7 million and $13.5 million, respectively.  This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the second quarter of 2002, combined with incremental depreciation expenses related to capital expenditures in 2002 and 2003.

We incurred store pre-opening expenses of $0.6 million during the first six months of 2003 related to the opening of 11 new stores.  During the comparable period last year, we incurred pre-opening expenses of $1.3 million related to the opening of 20 new stores.

Net interest expense decreased 33.8% to $7.1 million in the first six months of 2003 from $10.7 million in the first six months of 2002.  This decline was primarily attributable to the second quarter 2002 completion of the convertible note offering, the proceeds of which were used to retire higher cost senior subordinated notes and term loan debt.

In the first six months of 2003, we recorded a debt extinguishment charge of $0.1 million, reflecting the payment of early termination premiums related to the retirement of the $1.6 million remaining balance of the 9.25% senior notes and the write-off of the remaining deferred financing costs associated with the 9.25% senior notes. In the first six months of 2002, we recorded debt extinguishment charges of $13.1 million, reflecting (a) $2.1 million of accelerated amortization of deferred financing costs related to senior credit agreement loans repaid and 9.25% senior notes retired with proceeds from the 2002 convertible note offering, (b) $7.1 million for payment of consent premiums and expenses related to the 9.25% senior note tender offer and (c) $3.9 million related to the termination of an interest rate swap agreement. In accordance with the provisions of FAS 145, which became effective January 1, 2003, these debt extinguishment costs, which were shown in previous SEC filings as extraordinary items totaling $7.7 million, net of a 41.0% income tax provision, were reclassified and are now included as a component of income before income taxes and cumulative effect of accounting change.  Reported net income was unaffected, and our results of operations, financial position and cash flows were not materially impacted by this reclassification.

Our income before income taxes and cumulative effect of accounting change in the first six months of 2003 increased to $12.8 million from $12.5 million in the first six months of 2002, reflecting the factors discussed above.

In the first six months of 2003, we recorded an income tax provision of $5.6 million, reflecting an estimated annual effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $4.9 million reflected an estimated effective tax rate of 39.4%, inclusive of the anticipated benefits of employment tax credits. The increase in the effective tax rate was primarily the result of increased taxes attributable to New York State tax legislation passed in May 2003 with retroactive application to January 1, 2003.

During the first six months of 2002, as a result of the change in accounting method of inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

Liquidity and Capital Resources

Working capital was $228.2 million as of June 28, 2003 and $216.1 million as of December 28, 2002. The increase was primarily due to an increase in inventory related to the opening of eight net additional stores and a build-up of summertime and “back-to-school” seasonal merchandise which we anticipate will be sold during the third quarter of 2003.

For the first six months of 2003, net cash provided by operating activities was $14.0 million, as compared to $13.7 million in the first six months of 2002.

Net cash used in investing activities was $35.7 million during the first six months of 2003, compared to $30.6 million during the first six months of 2002.  In the first half of 2003, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $25.8 million, while lease, pharmacy customer file and other acquisition costs accounted for $9.9 million of cash used in investing activities.  In the first half of 2002, we spent $25.2 million on capital expenditures and $5.4 million on lease, pharmacy customer file and other acquisition costs.

Net cash provided by financing activities was $18.8 million for the first six months of 2003, compared to $69.1 million for the first six months of 2002. The decrease is primarily attributable to the portion of the cash proceeds realized from the April 2002 convertible note offering that were not used to retire the 9.25% Senior Notes until July 2002.

Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 6 to 8 additional new stores during the remainder of this year (a total of 17 to 19 for all of 2003), and 18 to 22 new stores in fiscal 2004. We expect to spend approximately $40.0 million in 2003 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $13.0 million for lease, pharmacy customer file and other acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease most of our store locations.

On July 21, 2003, we completed the refinancing of our existing senior credit agreement. Refer to Note 12 to the consolidated financial statements for additional information regarding this transaction.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under our new Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. As borrowings under the new Credit Agreement bear interest at floating rates, our financial condition will be affected by changes in prevailing interest rates.

The new Credit Agreement and the indenture relating to our senior convertible notes contain various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions and certain other transactions and business activities.  Financial performance covenants included in the new Credit Agreement are limited to a single fixed charge coverage requirement that only becomes operable when borrowings exceed 90 percent of the borrowing base, as defined in the new Credit Agreement.  On July 21, 2003, upon completion of the refinancing of the senior credit agreement, we had approximately $80 million of borrowing capacity (see Note 12 to the consolidated financial statements). Borrowings under the new Credit Agreement have not exceeded 90 percent of the borrowing base. There are no credit ratings related triggers in our new Credit Agreement or in the indenture related to our convertible notes.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 28, 2002 are those that depend most heavily on these judgments and estimates.  As of June 28, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein.

Seasonality

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Recently Issued Accounting Pronouncements

During the first quarter of 2003, we adopted Statement of Financial Accounting Standards ("FAS") No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, we reclassified from extraordinary charges to other income (loss), for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years applicable to income before income taxes and cumulative effect of accounting change were adjusted commensurately. Reported net income remained unaffected by the reclassification, and thus, this adoption did not have a material impact on our results of operations, financial position or cash flows.

During the first quarter of 2003, we adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

In September 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, we changed our accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on our consolidated results of operations, financial position or cash flows for the periods reported, and is not expected to have a material impact on our consolidated results of operations, financial position or cash flows in the future. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchasing period. This provision is required to be applied to all new arrangements initiated after November 21, 2002 and is consistent with our past practice.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of FAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for certain guarantees issued after January 1, 2003. The adoption of this interpretation did not have a material impact on our results of operations, financial position or cash flows.

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002. The adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the provisions through June 28, 2003 did not have a material impact on our results of operations, financial position or cash flows, and we do not believe that the adoption of the remaining provisions will have a material impact on our results of operations, financial position or cash flows.

ITEM 3. MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on that portion of our debt which carries variable interest rates. Variable rate debt outstanding under our senior credit agreement was approximately $86.1 million at June 28, 2003. At June 28, 2003, the weighted average combined interest rate in effect on all borrowings under the senior credit agreement was 3.67%. A 0.50% change in interest rates applied to the $86.1 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.4 million. We also have $201.0 million of senior convertible notes outstanding at June 28, 2003, which bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls over Financial Reporting.  During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim stemming from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. Discovery has been concluded in this litigation and a trial on certain issues is currently scheduled for autumn 2003.

Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Chief Financial Officer, and Gary Charboneau, our Senior Vice President of Sales and Marketing, have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period.  We believe that these actions are completely baseless and wholly without merit. We will continue to vigorously defend these actions.

We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. We have established reserves that we believe are appropriate in our judgement and in accordance with applicable accounting rules. We continue to vigorously defend ourselves in this action.

We are party to other legal actions arising in the ordinary course of business.  Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds

Not applicable

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 8, 2003.  At the meeting, the shareholders re-elected the Board of Directors slate of nominees (Anthony J. Cuti, David L. Jaffe, Carl M. Pradelli, Kevin Roberg, William Simon and Kenneth B. Woodrow) to serve as members of the Board of Directors through the 2004 meeting. All of the members had served on the Board since the prior shareholders' meeting. David W. Johnson had previously advised the Company of his intent to resign from the Board of Directors and did not stand for re-election. In addition, the shareholders approved the Third Amendment to the 1997 Equity Participation Plan (the “Plan”), increasing by 1,000,000 the number of shares available for issuance as stock options under the Plan.

ITEM 5.  Other Information

Not applicable

ITEM 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  The following documents are filed as a part of this report:

(i)                                     Financial Statements

(ii)                                  Exhibits:

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement No. 333-41239 (the “Common Stock S-1”)).
3.1(ii)

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated July 22, 2001).

3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3 *	Third Amended and Restated Partnership Agreement of Duane Reade dated July 16, 2003.
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10- K for the year ended December 25, 1999 (the “1999 10-K”)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).

3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1

Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (the “Convertible Notes S-3”)).

4.2	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6

Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).

10.7

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 10-K”)).

10.8	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company’s 1998 Annual Report on Form 10-K (the “1998 10-K”)).
10.9	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.10	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.11

First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).

10.12

Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company’s change in accounting method of inventory valuation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.13

Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002).

10.14

Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated September 12, 2002).

10.15 *	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003
10.16 *	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau
10.17 *

Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders.

10.18 *	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders.
10.19 *	Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent.
10.20 *	Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent.
10.21 *	Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

23.0	Consent of Independent Accountants (incorporated by reference to Exhibit 23.0 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (the “2002 10-K”)).
31.0 *	Sarbanes-Oxley Section 302 Certifications of the Company’s CEO and CFO.
32.0 *	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*  filed herewith

(b)                                 Reports on Form 8-K:

On May 14, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to certain proposed New York State legislative changes and their potential impact, if enacted, on the Company’s financial results for the 2003 fiscal year.

On July 3, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s anticipated financial results for the 13 weeks ended June 28, 2003.

On July 24, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s financial results for the 13 and 26 weeks ended June 28, 2003 and its outlook for the third quarter and remainder of the 2003 fiscal year.

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

Dated:	August 11, 2003

DUANE READE INC.
(Registrant)

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 11, 2003.

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2003

DRI I Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 11, 2003 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2003

DUANE READE

By:	DRI I Inc., a general partner	By:	DUANE READE INC., a general partner

By:	/s/ John K. Henry	By:	/s/ John K. Henry
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 11, 2003 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2003

DUANE READE REALTY, Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 11, 2003 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2003

DUANE READE INTERNATIONAL, Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 11, 2003 by:

SIGNATURES	TITLES

/s/ Gary Charboneau	President and Chief Executive Officer and Director
Gary Charboneau	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)