Form 10-Q
period 2003-09-27
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2003-11-07
CIK 1095722, 1095723, 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 27, 2003.	Commission file number 333-41239

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3164702
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

*  Guarantors with respect to the Company’s 2.1478% Senior Convertible Notes due 2022

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange. Inc.

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

The number of shares of the Common Stock outstanding as of November 6, 2003: 24,037,742

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

•                  the continued efforts of Federal, State and municipal government agencies to reduce Medicaid reimbursement rates, modify Medicare benefits and/or reduce prescription drug costs;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net sales	$338,630	$312,818	$1,027,398	$943,376
Cost of sales	266,520	240,047	808,124	732,669

Gross profit	72,110	72,771	219,274	210,707

Selling, general & administrative expenses	56,296	48,921	167,130	145,078
Insurance recovery	—	—	—	(9,378)
Depreciation and amortization	8,162	6,874	23,874	20,377
Store pre-opening expenses	154	265	798	1,610
	64,612	56,060	191,802	157,687

Operating income	7,498	16,711	27,472	53,020

Interest expense, net	3,386	3,706	10,452	14,375
Debt extinguishment	707	325	812	13,432

Income before income taxes and cumulative effect of accounting change	3,405	12,680	16,208	25,213
Income taxes	1,499	4,896	7,132	9,837
Income before cumulative effect of accounting change	1,906	7,784	9,076	15,376
Cumulative effect of accounting change, net of income taxes	—	—	—	(9,262)
Net income	$1,906	$7,784	$9,076	$6,114

Per Common Share – Basic

Income before cumulative effect of accounting change	$0.08	$0.32	$0.38	$0.65
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.39)
Net income	$0.08	$0.32	$0.38	$0.26

Weighted Average Common Shares Outstanding	24,038	23,948	24,038	23,816

Per Common Share – Diluted

Income before cumulative effect of accounting change	$0.08	$0.32	$0.37	$0.63
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.38)
Net income	$0.08	$0.32	$0.37	$0.25

Weighted Average Common Shares Outstanding	24,415	24,424	24,355	24,574

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 27, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current Assets
Cash	$1,303	$4,183
Receivables	63,125	62,008
Inventories	244,224	220,338
Deferred income taxes	3,514	5,416
Prepaid expenses and other current assets	20,621	16,006
TOTAL CURRENT ASSETS	332,787	307,951

Property and equipment, net	188,668	169,507
Goodwill, net of accumulated amortization of $35,323	161,318	160,403
Deferred income taxes	2,685	6,489
Other assets	89,581	85,173
TOTAL ASSETS	$775,039	$729,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,833	$57,776
Accrued interest	3,597	2,192
Other accrued expenses	28,024	27,453
Current portion of long-term debt	—	3,962
Current portion of capital lease obligations	412	472
TOTAL CURRENT LIABILITIES	101,866	91,855

Long-term debt, less current portion	283,448	263,782
Capital lease obligations, less current portion	1,212	1,525
Other non-current liabilities	49,570	42,493
TOTAL LIABILITIES	436,096	399,655

Commitments and Contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,037,742 shares	240	240
Paid-in capital	329,542	329,542
Retained earnings	9,161	86
TOTAL STOCKHOLDERS’ EQUITY	338,943	329,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$775,039	$729,523

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the 39 Weeks Ended
	September 27, 2003	September 28, 2002
Cash flows provided by operating activities:
Net income	$9,076	$6,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,333	21,740
Deferred income taxes	5,706	15,754
Cumulative effect of accounting change, net of tax	—	9,262
Other	7,110	4,694
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(1,117)	538
Inventories	(22,767)	(16,558)
Accounts payable	12,057	(14,581)
Prepaid and accrued expenses	(259)	299
Other assets and liabilities, net	(5,375)	(7,597)
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,764	19,665

Cash flows used in investing activities:
Capital expenditures	(34,523)	(36,400)
Lease acquisition, customer file and other costs	(11,261)	(8,159)
NET CASH USED IN INVESTING ACTIVITIES	(45,784)	(44,559)

Cash flows from financing activities:
Proceeds from convertible note offering	—	218,501
Repayment of term loans	(65,091)	(90,217)
Net borrowing (repayment) of revolving credit facility	82,416	(10,000)
Retirement of senior subordinated notes	(1,621)	(78,379)
Proceeds from exercise of stock options	—	1,157
Deferred financing costs	(2,191)	(8,000)
Repayments of capital lease obligations	(373)	(1,017)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,140	32,045

Net (decrease) increase in cash	(2,880)	7,151
Cash at beginning of period	4,183	4,972
Cash at end of period	$1,303	$12,123

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands, except per share data)

1. Basis of Presentation

The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 28, 2002. These financial statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 28, 2002. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income and income from sales of market related data amounted to $0.1 million and $1.4 million, for the three and nine months ended September 27, 2003, respectively, as compared to $3.7 million and $4.8 million, for the three and nine months ended September 28, 2002, respectively. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors. The guarantees of the subsidiary guarantors, which relate to the Company’s obligations under its recently enacted Credit Agreement (more clearly described in Note 5), are full and unconditional, joint and several.

2. World Trade Center Disaster and Related Business Interruption and Property Losses

On September 11, 2001, a terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of the Company’s stores are located. The attack resulted in the complete loss of two stores. During the fourth quarter of 2001, the Company received insurance reimbursement for a portion of the property losses associated with this disaster. In fiscal 2002, the remaining September 11th related property losses were reimbursed and the Company recorded approximately $9.4 million toward its business interruption claim that was recognized as a separate item of income in the second quarter of fiscal 2002. This business interruption recovery represented a partial payment of the Company’s losses and the Company is currently in litigation with the insurance carrier to recover the balance of its business interruption claim. Additional insurance recoveries for the business interruption portion of the Company’s insurance claim, which, if any, could be material, will be recognized when collection of such recoveries is assured.  Litigation expenses associated with this insurance recovery are being expensed as incurred.

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

4. Inventory

At September 27, 2003, inventories would have been greater by $0.4 million if they had been valued on a lower of FIFO cost or market basis.

5. Debt

Long-term debt is composed of the following (in thousands):

Description of Instrument	Balance at Sept. 27, 2003	Balance at Dec. 28, 2002

2.1478% Senior Convertible Notes due 2022	$201,032	$201,032
Revolving credit facility	82,416	—
Term loan facility	—	65,091
9.25% Senior Subordinated Notes	—	1,621
	283,448	267,744
Less – Current portion	—	3,962
	$283,448	$263,782

2.1478% Senior Convertible Notes due April 16, 2022:  On April 16, 2002, the Company completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, the Company repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in the remaining net outstanding balance of $201.0 million.

As more fully detailed in the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 21, 2002, holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of the Company’s common stock, subject to adjustment, only if (1) the sale price of the Company’s common stock reaches the “conversion trigger price,” as defined, of $44.60 per share, (2) the trading price of the notes falls below 103% of the “average conversion value,” as defined, (3) the notes are called for redemption, or (4) specified corporate transactions, including a consolidation, merger, or a transfer of all or substantially all of the Company’s assets have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company intends to settle any conversions in cash.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if the Company experiences a change in control, each holder may require the Company to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

Revolving credit facility:  On July 21, 2003, the Company completed the refinancing of the Senior Credit Agreement. The new credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of the Company’s inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company. In addition, the Credit Agreement has been guaranteed by each of the Company’s corporate subsidiaries, and such guarantees are secured by substantially all assets of such guarantors.  The Credit Agreement matures on July 20, 2008.

Under the new facility, approximately $184 million was initially available, of which approximately $103.5 million was borrowed and used to repay in full the outstanding balances of Term A, Term B and revolver borrowings ($101.6 million) under the Senior Credit Agreement, as well as accumulated interest to the repayment date and certain expenses associated with the new financing ($1.9 million).  Upon closing and repayment of all outstanding borrowings and related costs, the Company had approximately $80 million of additional availability under this new Credit Agreement, and the Senior Credit Agreement has been terminated. At September 27, 2003, there was $82.4 million outstanding under the revolving credit facility, and approximately $114.4 million of remaining availability, net of $2.0 million reserved for standby letters of credit.

6. Debt Extinguishment

As previously detailed in Note 5, during the third quarter of 2003, the Company refinanced its Senior Credit Agreement with an asset-based revolving loan agreement. In connection with the refinancing and termination of the Senior Credit Agreement, the Company recorded a $0.7 million debt extinguishment charge, representing the accelerated amortization of the remaining deferred financing costs associated with the term loan and revolving borrowings that were fully repaid as a result of the refinancing. During the first quarter of 2003, the Company retired the remaining $1.6 million principal amount of the outstanding 9.25% Senior Subordinated Notes due 2008 (the “Senior Notes”). In connection with this retirement, the Company recorded a $0.1 million debt extinguishment charge, representing the premium paid to the holders of the Senior Notes and the accelerated amortization of deferred financing costs associated with the Senior Notes retired. The total cash outlay required for this retirement, including principal ($1.6 million), early termination premiums ($0.1 million) and accrued interest earned from August 15, 2002 to the payment date ($0.1 million), amounted to approximately $1.8 million.

In the third quarter of 2002, the Company recorded debt extinguishment charges of $0.3 million, reflecting the accelerated amortization of deferred financing costs related to Senior Credit Agreement loans repaid with proceeds from the 2002 convertible note offering. In the second quarter of 2002, the Company recorded debt extinguishment charges of $13.1 million, reflecting (a) $2.1 million of accelerated amortization of deferred financing costs related to Senior Credit Agreement loans repaid and Senior Notes retired with proceeds from the 2002 convertible note offering, (b) $7.1 million for payment of consent premiums and expenses related to the Senior Note tender offer and (c) $3.9 million related to the termination of an interest rate swap agreement. In accordance with the provisions of FAS 145, which became effective January 1, 2003, these debt extinguishment costs, which were shown  previously as extraordinary items totaling $7.9 million, net of a 41.0% income tax provision, were reclassified and are now included as a component of income before income taxes and cumulative effect of accounting change. Reported net income was unaffected, and the Company’s results of operations, financial position and cash flows were not impacted by this reclassification.

7. Stock Option Exchange Offer

On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company’s common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation Plan with an exercise price equal to or in excess of $16 per share (other than certain options granted on May 7, 1999 pursuant to the Company’s Deferred Compensation Stock Grant Program). At the close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock.  On October 1, 2003, the Company granted 1,320,947 options to replace those previously exchanged. Each new option issued as a result of the exchange has an exercise price of $16.55 per share, reflecting the average closing price of the Company’s common stock as reported on the New York Stock Exchange for the five-day trading period ending immediately prior to the October 1 grant date. Each new option has a ten year term and vests in three equal annual installments, beginning on the first anniversary of the date of grant, except under certain change of control events, in which case the new options immediately become fully vested. The difference between the number of options originally exchanged and the number of options issued on October 1, 2003, represents options held by individuals who resigned or were terminated prior to the grant date and whose options were not reissued. This grant of stock options is considered non-compensatory, as the closing price of the Company’s common stock on the grant date, $16.30 per share, was less than the exercise price of the options granted.

8. Acquisitions

During the third quarter and first nine months of fiscal 2003 and fiscal 2002, the Company acquired pharmacy customer files (which were merged into existing stores) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores).  The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Customer prescription files	1	3	7	9
Pharmacy establishments	—	—	2	7
Total acquisitions	1	3	9	16

Cash consideration	$0.1	$1.8	$6.2	$4.8
Common stock consideration	—	—	—	14.3
Total acquisition cost	$0.1	$1.8	$6.2	$19.1

Purchase price allocation:
Identifiable intangibles	$—	$0.8	$3.9	$13.3
Goodwill	—	0.1	0.9	1.8
Inventory	0.1	0.2	1.1	1.9
Property and equipment	—	0.8	0.5	2.5
Accruals and liabilities	—	(0.1)	(0.2)	(0.4)
Total	$0.1	$1.8	$6.2	$19.1

The operations of the acquired pharmacies have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on the sales, results of operations or earnings per share of the Company for the periods presented.

9. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 128 “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company’s “in-the-money” stock options. Of the options to purchase 1,298,697 and 2,673,015 shares of common stock outstanding at September 27, 2003 and September 28, 2002, respectively, options to purchase 155,870 shares at September 27, 2003 and 1,510,588 shares at September 28, 2002 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive.  Dilutive potential common shares do not include any potential shares that could be issued relative to the Company’s 2.1478% Convertible Notes (see Note 5 for a description of the relevant conversion terms of the Convertible Notes).  The significant reduction in the number of “out-of-the-money” stock options at September 27, 2003 as compared to September 28, 2002 reflects the cancellation of options tendered for exchange in connection with the Stock Option Exchange Offer more fully described in Note 7.

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Income before cumulative effect of accounting change	$1,906	$7,784	$9,076	$15,376
Cumulative effect of accounting change, net of income taxes	—	—	—	(9,262)
Net income	$1,906	$7,784	$9,076	$6,114

Weighted average common shares outstanding – basic	24,038	23,948	24,038	23,816
Potential dilutive shares	377	476	317	758
Weighted average common shares outstanding – diluted	24,415	24,424	24,355	24,574

Per common share – basic

Income before cumulative effect of accounting change	$0.08	$0.32	$0.38	$0.65
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.39)
Net income	$0.08	$0.32	$0.38	$0.26

Per common share – diluted

Income before cumulative effect of accounting change	$0.08	$0.32	$0.37	$0.63
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.38)
Net income	$0.08	$0.32	$0.37	$0.25

10. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these tax credits. The effective income tax rate of 44% recorded in 2003 gives effect to the New York State tax legislation passed in May 2003, with retroactive application to January 1, 2003. This legislation effectively eliminated certain royalty fee and related interest deductions.

11. Recently Issued Accounting Pronouncements

During the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company reclassified from extraordinary charges to “Debt extinguishment,” for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax debt extinguishment costs of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years applicable to income before income taxes and cumulative effect of accounting change were adjusted commensurately. Reported net income remained unaffected by the reclassification, and thus, this adoption did not have an impact on the Company’s results of operations, financial position or cash flows.

During the first quarter of 2003, the Company adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have an impact on the Company’s results of operations, financial position or cash flows.

In September 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, the Company changed its accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund the costs of running specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows for the periods reported, and is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the future. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the period during which such purchases are sold. This provision is required to be applied to all new arrangements initiated after November 21, 2002 and is consistent with the Company’s past practice.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of FAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for certain guarantees issued after January 1, 2003. The adoption of this interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company previously adopted FAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under FAS No. 123, has elected the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Net income, as reported	$1,906	$7,784	$9,076	$6,114

Adjust: Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax effects.	(378)	(967)	8,640	(2,900)

Pro forma net income	$1,528	$6,817	$17,716	$3,214

Income per common share:
Basic - as reported	$0.08	$0.32	$0.38	$0.26
Basic - pro forma	$0.06	$0.28	$0.74	$0.13

Diluted - as reported	$0.08	$0.32	$0.37	$0.25
Diluted - pro forma	$0.06	$0.28	$0.73	$0.13

As described in more detail in Note 7, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for the nine months ending September 27, 2003 includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options.  On October 1, 2003, the Company issued 1,320,947 options at an exercise price of $16.55 per share to replace those options exchanged in connection with the Stock Option Exchange Offer. As a result, in the fourth quarter of 2003 and prospectively, the Company expects to incur pro forma compensation expense which will reflect the fair value of the replacement stock options granted.

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

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. As initially issued, the consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003 and, for older entities, in the first fiscal year or interim period beginning after June 15, 2003. In addition, certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB, at their October 8, 2003 meeting, deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003, with early adoption encouraged. The Company had previously adopted the provisions of FIN 46, but this adoption did not have a material impact on its results of operations, financial position or cash flows.

12. Commitments and Contingencies

During 2002, the Company initiated a legal action against its former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which the Company’s single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center.  The Company has received a favorable ruling on this and other legal issues in the case and now expects the litigation to move into an appraisal process.  It remains uncertain whether the Company will obtain a favorable resolution of the case.

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

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. The Company, while admitting no liability, has reached an agreement with the plaintiffs that has been approved by the court to provide for a settlement for the plaintiff in this action in order to avoid the incurrence of further legal costs and distraction to management. The Company has established reserves that it believes are appropriate in its judgment and in accordance with applicable accounting rules.

The Company is party to other legal actions arising in the ordinary course of business.  Based on information presently available, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

A recent New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon the Company’s New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of the Company’s own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

 RESULTS OF OPERATIONS

Results of Operations

The following sets forth the results of operations as a percentage of sales for the periods indicated.

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7	76.7	78.7	77.7
Gross profit	21.3	23.3	21.3	22.3
Selling, general and administrative expenses	16.6	15.6	16.3	15.4
Insurance recovery	—	—	—	(1.0)
Depreciation & amortization	2.4	2.2	2.3	2.1
Store pre-opening expense	0.1	0.1	0.1	0.2
Operating income	2.2	5.4	2.6	5.6
Interest expense, net	1.0	1.2	1.0	1.5
Debt extinguishment	0.2	0.1	0.1	1.4
Income before income taxes and cumulative effect of accounting change	1.0	4.1	1.5	2.7
Income taxes	0.4	1.6	0.7	1.0
Income before cumulative effect of accounting change	0.6	2.5	0.8	1.7
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.0)
Net income	0.6%	2.5%	0.8%	0.7%

Thirteen Weeks Ended September 27, 2003 versus Thirteen Weeks Ended September 28, 2002

Net sales were $338.6 million in the third quarter of 2003, an increase of 8.3% over net sales of $312.8 million for the third quarter of 2002. The increase represented a lower rate of sales growth than experienced in prior years that is attributable to a continuation of the adverse economic conditions and high rates of unemployment throughout the New York metro market. Sales in the current year’s third quarter were also impacted by a power outage on August 14, 2003, which forced the closings of all of our stores for most of a day resulting in lost sales of approximately $3.3 million. Pharmacy sales increased from $131.0 million in the third quarter of 2002 to $148.7 million in the third quarter of 2003, an increase of 13.5%, and represented 43.9% of total sales, as compared with 41.9% of total sales in the third quarter of 2002. Front-end sales increased from $181.8 million in the third quarter of 2002 to $189.9 million in the third quarter of 2003, an increase of 4.5%, and represented 56.1% of total sales, as compared to 58.1% of total sales in the third quarter of 2002.  For the third quarter of 2003, third-party reimbursed pharmacy sales represented 91.4% of total pharmacy sales, as compared to 90.0% in the third quarter of 2002. The increase in total sales over last year was attributable to the full quarterly impact of four new stores opened during the third quarter of 2002 and sales from 18 net new stores opened since September 2002, combined with a comparable store sales increase of 3.0%, including an 8.6% increase in pharmacy same-store sales partially offset by a 1.1% decline in front-end same-store sales. During the third quarter of 2003, we opened three new stores, as compared to four new stores opened and one store closed during the third quarter of 2002. At September 27, 2003, we operated 239 stores, as compared to 221 stores at September 28, 2002.

Cost of sales as a percentage of net sales increased to 78.7% for the third quarter of 2003 from 76.7% for the third quarter of 2002, resulting in a decrease in gross profit margin to 21.3% for the third quarter of 2003 from 23.3% for the third quarter of 2002.  This decrease was attributable to higher store occupancy costs resulting in part from a January 1, 2003 New York City real estate tax increase, reduced real estate related income and the reduced rate of sales growth. The lower gross margins were also the result of an increased proportion of lower margin pharmacy and third party reimbursed pharmacy sales, reductions in New York State Medicaid prescription reimbursement rates and lower realized margins on generic prescriptions. Cost of sales includes a $0.2 million LIFO provision in the current year, compared to $0.5 million in the comparable period last year.

Selling, general and administrative expenses were $56.3 million, or 16.6% of net sales, and $48.9 million, or 15.6% of net sales, in the third quarters of 2003 and 2002, respectively.  The increase in these expenses as a percentage of sales is attributable to lower than historical rates of sales growth, litigation related expenses primarily associated with our efforts to recover our business interruption loss insurance claim, increased costs of insurance premiums, and store level labor costs to install a new store shelf labeling system.

Depreciation and amortization of intangibles in the third quarters of 2003 and 2002 were $8.2 million and $6.9 million, respectively.  This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the third quarter of 2002, combined with incremental depreciation expenses related to capital expenditures in 2002 and 2003.

We incurred store pre-opening expenses of $0.2 million during the third quarter of 2003 related to the opening of three new stores.  During the comparable period last year, we incurred pre-opening expenses of $0.3 million related to the opening of four new stores.

Net interest expense declined 8.6% to $3.4 million from $3.7 million in the prior year, primarily due to reduced interest rates resulting from the senior debt refinancing completed in July of this year.

In the third quarter of 2003, we recorded debt extinguishment charges of $0.7 million, as compared to $0.3 million in the third quarter of 2002.

In the third quarter of 2003, we recorded an income tax provision of $1.5 million, reflecting an estimated annual effective tax rate of 44.0%, inclusive of the anticipated benefits of tax credits. In the comparable period last year, the income tax provision of $4.9 million reflected an estimated effective tax rate of 38.6%, inclusive of the anticipated benefits of tax credits. The effective income tax rate of 44% recorded in 2003 gives effect to the New York State tax legislation passed in May 2003, with retroactive application to January 1, 2003. This legislation effectively eliminated certain royalty fee and related interest deductions.

Thirty-Nine Weeks Ended September 27, 2003 versus Thirty-Nine Weeks Ended September 28, 2002

Net sales were $1.0 billion in the first nine months of 2003, an increase of 8.9% over net sales of $943.4 million for the first nine months of 2002. The increase represented a lower rate of sales growth than experienced in prior years that is attributable to a continuation of the adverse economic conditions and high rates of unemployment throughout the New York metro market. Pharmacy sales increased from $393.5 million in the first nine months of 2002 to $447.8 million in the first nine months of 2003, an increase of 13.8%, and represented 43.6% of total sales, as compared with 41.7% of total sales in the first nine months of 2002. Front-end sales increased from $549.8 million in the first nine months of 2002 to $579.6 million in the first nine months of 2003, an increase of 5.4%, and represented 56.4% of total sales, as compared to 58.3% of total sales in the first nine months of 2002.  For the first nine months of 2003, third-party reimbursed pharmacy sales represented 91.3% of total pharmacy sales, as compared to 89.7% in the first nine months of 2002. The increase in total sales over last year was attributable to the full nine month impact of 24 stores opened during the first nine months of 2002 and sales from 18 net new stores opened since September 2002, combined with a comparable store sales increase of 2.6%, including a 7.7% increase in pharmacy same-store sales partially offset by a 1.1% decline in front-end same-store sales. During the first nine months of 2003, we opened 14 new stores and closed three stores, as compared to 24 new stores opened and three stores closed during the first nine months of 2002.

Cost of sales as a percentage of net sales increased to 78.7% for the first nine months of 2003 from 77.7% for the first nine months of 2002, resulting in a decrease in gross profit margin to 21.3% for the first nine months of 2003 from 22.3% for the first nine months of 2002.  This decrease was attributable to reduced levels of higher margin front-end same-store sales reflecting the continued impact of the recessionary economy in the New York metropolitan area, increased Christmas holiday clearance markdowns incurred in the first quarter of this year, reduced rates of sales related vendor allowances, reductions in New York State Medicaid reimbursement rates and higher store occupancy costs resulting in part from a January 1, 2003 New York City real estate tax increase. Cost of sales includes a $0.5 million LIFO provision in the first nine months of the current year, compared to $1.3 million in the comparable period last year.

Selling, general and administrative expenses were $167.1 million, or 16.3% of net sales, and $145.1 million, or 15.4% of net sales, in the first nine months of 2003 and 2002, respectively.  The increase in these expenses as a percentage of sales is attributable to the lower rate of sales growth from historical levels, increased costs associated with the significant number of one-hour photo departments operated throughout the first nine months of 2003 versus 2002, increased litigation related expenses and higher costs of insurance premiums.

During the first nine months of 2002, we received a partial payment of $9.9 million toward our business interruption insurance claim originating from the September 11th World Trade Center disaster. After deducting certain claims-related expenses, we recorded a net benefit of $9.4 million in pre-tax income. We are currently engaged in litigation to recover the balance of the outstanding claim. Additional insurance recoveries related to the business interruption claim, which, if any, could be material, will be recognized when such collection is assured.

Depreciation and amortization of intangibles in the first nine months of 2003 and 2002 were $23.9 million and $20.4 million, respectively.  This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the third quarter of 2002, combined with incremental depreciation expenses related to capital expenditures in 2002 and 2003.

We incurred store pre-opening expenses of $0.8 million during the first nine months of 2003 related to the opening of 14 new stores.  During the comparable period last year, we incurred pre-opening expenses of $1.6 million related to the opening of 24 new stores.

Net interest expense decreased 27.3% to $10.5 million in the first nine months of 2003 from $14.4 million in the first nine months of 2002.  This decline was primarily attributable to the second quarter 2002 completion of the convertible note offering, the proceeds of which were used to retire higher cost senior subordinated notes and term loan debt, combined with the declines in interest rates which reduce interest costs on floating-rate debt.

In the first nine months of 2003, we recorded debt extinguishment charges of $0.8 million, as compared to $13.4 million in the first nine months of 2002. The large debt extinguishment costs incurred in 2002 resulted from the retirement of our Senior Notes and term loans with the proceeds of our Convertible Note offering.

In the first nine months of 2003, we recorded an income tax provision of $7.1 million, reflecting an estimated annual effective tax rate of 44.0%, inclusive of the anticipated benefits of tax credits. In the comparable period last year, the income tax provision of $9.8 million reflected an estimated effective tax rate of 39.0%, inclusive of the anticipated benefits of tax credits. The increase in the effective tax rate was primarily the result of increased taxes attributable to New York State tax legislation passed in May 2003 with retroactive application to January 1, 2003. This legislation effectively eliminated certain royalty fee and related interest deductions.

During the first nine months of 2002, as a result of the change in accounting method of inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

Liquidity and Capital Resources

Working capital was $230.9 million as of September 27, 2003 and $216.1 million as of December 28, 2002. The increase was primarily due to an increase in inventory related to the opening of 11 net additional stores and the elimination of the current portion of our long-term debt resulting from the July 2003 refinancing of our previous credit agreement through a new asset-based revolving loan agreement.

For the first nine months of 2003, net cash provided by operating activities was $29.8 million, as compared to $19.7 million in the first nine months of 2002.

Net cash used in investing activities was $45.8 million during the first nine months of 2003, compared to $44.6 million during the first nine months of 2002.  In the first nine months of 2003, capital expenditures, the majority of which related to new store openings and the remodeling of existing locations, amounted to $34.5 million, while lease acquisition, pharmacy customer file and other costs accounted for $11.3 million of cash used in investing activities.  In the first nine months of 2002, we spent $36.4 million on capital expenditures and $8.2 million on lease acquisition, pharmacy customer file and other costs.

Net cash provided by financing activities was $13.1 million for the first nine months of 2003, compared to $32.0 million for the first nine months of 2002. The decrease reflects the improved amount of cash provided by operations.

Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 3 to 5 additional new stores during the remainder of this year (a total of 17 to 19 for all of 2003), and 15 to 20 new stores in fiscal 2004. We expect to spend approximately $40.0 million in 2003 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $13.0 million for lease, pharmacy customer file and other acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease almost all of our store locations.

On July 21, 2003, we completed a refinancing of our senior credit agreement. Refer to Note 5 to the consolidated financial statements for additional information regarding this transaction.

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

The new Credit Agreement and the indenture relating to our senior convertible notes contain various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions and certain other transactions and business activities.  Financial performance covenants included in the new Credit Agreement are limited to a single fixed charge coverage requirement that only becomes operable when borrowings exceed 90 percent of the borrowing base, as defined in the new Credit Agreement.  On September 27, 2003, we had approximately $114.4 million of borrowing capacity, net of approximately $2.0 million reserved for standby letters of credit. Borrowings under the new Credit Agreement have not exceeded 90 percent of the borrowing base. There are no credit ratings related triggers in our new Credit Agreement or in the indenture related to our convertible notes.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 28, 2002 are those that depend most heavily on these judgments and estimates.  As of September 27, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein.

Seasonality

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products, with the Christmas holiday season typically generating a higher proportion of sales and earnings than other periods.

Recently Issued Accounting Pronouncements

During the first quarter of 2003, we adopted Statement of Financial Accounting Standards (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, we reclassified from extraordinary charges to “Debt extinguishment,” for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years applicable to income before income taxes and cumulative effect of accounting change were adjusted commensurately. Reported net income remained unaffected by the reclassification, and thus, this adoption did not have an impact on our results of operations, financial position or cash flows.

During the first quarter of 2003, we adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have an impact on our results of operations, financial position or cash flows.

In September 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, we changed our accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund the costs of running specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on our consolidated results of operations, financial position or cash flows for the periods reported, and is not expected to have a material impact on our consolidated results of operations, financial position or cash flows in the future. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the period during which such purchases are sold. This provision is required to be applied to all new arrangements initiated after November 21, 2002 and is consistent with our past practice.

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

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. As initially issued, the consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003 and, for older entities, in the first fiscal year or interim period beginning after June 15, 2003. In addition, certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB, at their October 8, 2003 meeting, deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003, with early adoption encouraged.  We have previously adopted the provisions of FIN 46, but this adoption did not have a material impact on our results of operations, financial position or cash flows.

ITEM 3. MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on that portion of our debt which carries variable interest rates. At September 27, 2003, we had approximately $82.4 million of variable rate debt outstanding under our new Credit Agreement, and the weighted average combined interest rate in effect on these borrowings was 2.91%. A 0.50% change in interest rates applied to the $82.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.4 million. We also have $201.0 million of senior convertible notes outstanding at September 27, 2003, which bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future. The Company has not been a party to any such derivative financial instruments in 2003.

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

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

During 2002, we initiated a legal action against our former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center.  We have received a favorable ruling on this and other legal issues in the case and now expect the litigation to move into an appraisal process.  It remains uncertain whether we will obtain a favorable resolution of the case.

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

We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. While admitting no liability, we have reached an agreement with the plaintiffs that has been approved by the court to provide for a settlement for the plaintiff in this action in order to avoid the incurrence of further legal costs and distraction to management. We have established reserves that we believe are appropriate in our judgment and in accordance with applicable accounting rules.

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

Not applicable

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.  Other Information

The Company inadvertently omitted the following information regarding Mr. Kevin Roberg from its Proxy for 2002:  Mr. Roberg is a member of the Boards of Directors of Accredo Health, Inc. and OmniCell Technologies.

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
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 91/4 Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade dated July 16, 2003, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10 – K for the year ended December 25, 1999 (the “1999 10-K”)).

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

10.15	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.17

Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.18

Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19

Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.20

Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.21

Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

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

*  filed herewith

(b)                                 Reports on Form 8-K:

On August 22, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the estimated impact on the Company’s financial results, resulting from the significant power outage which occurred on August 14 – 15, 2003.

On October 7, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s anticipated financial results for the 13 weeks ended September 27, 2003.

On October 23, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s financial results for the 13 and 39 weeks ended September 27, 2003 and its outlook for the remainder of the 2003 fiscal year.

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

Dated:	November 7, 2003
DUANE READE INC.
(Registrant)

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 7, 2003.

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

Dated:	November 7, 2003
DRI I Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 7, 2003 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003

DUANE READE

By:	DRI I Inc., a general partner	By:	DUANE READE INC., a general partner

By:	/s/ John K. Henry	By:	/s/ John K. Henry
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 7, 2003 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated:	November 7, 2003

DUANE READE REALTY, Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 7, 2003 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2003
DUANE READE INTERNATIONAL, Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 7, 2003 by:

SIGNATURES	TITLES

/s/ Gary Charboneau	President and Chief Executive Officer and Director
Gary Charboneau	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)