Form 10-K
period 2003-12-27
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2004-03-11
CIK 1095722, 1095723, 895364, 895366, 1052796

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2003.

Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3164702 (IRS Employer Identification Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade Realty, Inc.*	Delaware	13-4074383
Duane Reade International, Inc.*	Delaware	22-3672347
*
Guarantors with respect to the Company's 2.1478% Senior Convertible Notes due 2022

440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)
(212) 273-5700 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered New York Stock Exchange, Inc.
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

        The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 5, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $190 million.

        The number of shares of the Common Stock outstanding as of March 5, 2004: 24,410,306

DOCUMENTS INCORPORATED BY REFERENCE

Document None	Part of Form 10-K N/A

        Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statements on Form S-1 (Nos. 333-41239 and 333-43313) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K.

        This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

  •
  the outcome of the legal proceedings that have been instituted against us and others following announcement of our merger agreement with Duane Reade Acquisition Corp. and Duane Reade Shareholders, LLC;

  •
  the actual terms of certain financings that will be obtained for the merger;

  •
  costs, fees, expenses and charges related to the merger;

  •
  failure to consummate the merger;

  •
  the competitive environment in the drugstore industry in general and in the metropolitan New York area;

  •
  the ability to open and operate new stores on a profitable basis and to increase sales in existing stores;

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

  •
  changes in cost of goods and services;

  •
  trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications and the increasing market share on the part of mail-order-based providers;

  •
  changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries;

  •
  liability and other claims asserted against us including the items discussed under Item 3-Legal Proceedings;

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

  •
  the continued impact of, or new occurrences of, terrorist attacks in the New York metropolitan area and any actions that may be taken by federal, state or municipal authorities in response to or in anticipation of such occurrences;

  •
  changes in our acquisition and capital expenditure plans;

  •
  our ability to continue to secure suitable new store locations under acceptable lease terms;

  •
  our ability to successfully implement and manage new computer systems and technologies;

  •
  our ability to limit fraud and shrink;

  •
  demographic changes; and

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this filing. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.

        We caution you that the areas of risk described above may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess the impact, if any, of such risks on our businesses or the extent to which any risk or combination of risks, may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, you should keep in mind that any forward-looking statement made in this filing might not occur.

PART I

ITEM 1.    BUSINESS

GENERAL

        We are the largest drugstore chain in New York City, which is the largest drugstore market in the United States in terms of sales volume. As of December 27, 2003, we operated 125 of our 241 stores in Manhattan's high-traffic business and residential districts. In addition, at December 27, 2003, we had a total of 116 stores in New York's outer boroughs and in densely populated New York suburbs, including the Hudson River communities of northeastern New Jersey. Our leading market share, as reported by the Metro Market Studies in 2003 for New York City, Westchester, Rockland and Putnam Counties, was 30%. Since opening our first store in 1960, we have successfully executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. According to data published in Chain Drug Review and Drug Store News, we were the leading U.S. drugstore chain, as measured in terms of sales per square foot, in both 2003 and 2002. In 2003, we believe that we led the New York City drugstore market in sales of both pharmacy and front-end product categories. Sales of higher margin front-end items accounted for 56.4% of our total sales in fiscal 2003, the highest of any major conventional drugstore chain in the United States.

        On December 23, 2003, we announced that we had entered into a definitive merger agreement to be acquired by Duane Reade Acquisition Corp. ("Duane Reade Acquisition"), an affiliate of Oak Hill Capital Partners, L.P. ("Oak Hill"). Under the terms of the merger agreement, which remains subject to our stockholders' approval, stockholders would receive $17.00 per share in cash, without interest. The purchase price represents a 22.8% premium over the $13.84 per share average closing price of our common stock for the 30 trading days immediately preceding the announcement of the merger transaction. The aggregate value of the merger transaction exceeds $740 million, including the repayment of indebtedness. The transaction was unanimously approved by the independent members of our board of directors. The equity financing necessary for the merger will be provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. The debt financing necessary for the merger will be provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Cuti and certain other senior members of management will, at the closing of the transaction, have equity interests in the acquiring entity. The closing of this transaction is subject to certain terms and conditions, including receipt of stockholder approval and the proceeds from the financing to be provided by third parties. The merger agreement is subject to a termination fee of approximately $12 million (including $2 million of expenses) to be paid by us if the merger agreement is terminated under certain circumstances. In connection with the merger, the Company intends to file relevant materials with the Securities and Exchange Commission, including a proxy statement, and the acquiring entities will file other relevant documents with the Securities and Exchange Commission. BECAUSE THOSE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION, HOLDERS OF DUANE READE COMMON STOCK ARE URGED TO READ THEM, IF AND WHEN THEY BECOME AVAILABLE. When filed with the Securities and Exchange Commission, they will be available for free (along with any other documents and reports filed by Duane Reade with the Securities and Exchange Commission) at its website www.sec.gov, and Duane Reade stockholders will receive information at an appropriate time on how to obtain transaction-related documents for free from Duane Reade. Such documents are not currently available. A special meeting of our stockholders will be convened as soon as practicable after the filing of definitive proxy materials with the Securities and Exchange Commission. We currently anticipate consummating the merger in the second calendar quarter of 2004.

        For the fiscal year ended December 27, 2003, we had sales of $1.38 billion and net income of $5.1 million, compared to sales of $1.27 billion and income before the cumulative effect of an accounting change of $24.8 million in the 2002 fiscal year. Fiscal 2003 sales increased by 8.6% compared to fiscal 2002. During the fiscal year ended December 27, 2003, we incurred pre-tax debt extinguishment charges of $0.8 million, as well as transaction costs related to our planned acquisition by Duane Reade Acquisition of $0.6 million. In addition, we recorded a pre-tax charge of $12.6 million in connection with the recognition of a recommended remedy of a National Labor Relations Board Administrative Law Judge in a disputed labor matter which is more fully discussed under Item 3—Legal Proceedings. For fiscal 2002, income before the cumulative effect of an accounting change included a pre-tax debt extinguishment charge of $11.4 million, partially offset by the benefit of a $9.4 million partial payment of our business interruption insurance claim related to the September 11, 2001 World Trade Center disaster as well as the related business interruption losses associated with that claim. During fiscal 2002, we incurred an after-tax charge of $9.3 million representing the cumulative effect of an accounting change from the dollar-based retail first-in first-out ("FIFO") method of inventory valuation to a specific cost-based last-in first-out ("LIFO") method of valuation. Net income for the 2002 fiscal year, including the cumulative effect of the accounting change, was $15.6 million. Fiscal 2003 net income decreased by 67.4% compared to fiscal 2002.

        We enjoy strong brand name recognition in metropolitan New York, which we believe results from our many locations in high-traffic areas of New York City, attractive window displays and signage, frequent radio advertising and the 83 million shopping bags with the distinctive Duane Reade logo that were given to our customers in 2003. Surveys conducted in recent years have indicated that approximately 95% of the people who live in Manhattan have shopped at a Duane Reade store.

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

        Despite the high costs of operating in metropolitan New York, we have successfully achieved low operating cost margins due, in part, to high per store sales volume and relatively low warehouse, distribution and advertising costs. Our high volume stores allow us to effectively leverage occupancy costs, payroll and other store expenses. Our 506,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 85% of our stores, and none of our retail locations are more than 50 miles from this facility. During fiscal 2003 we opened an additional 165,000 square foot warehouse support facility in North Bergen, NJ that replaced 60,000 square feet of public warehouse space previously used by us. The new support facility enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our expanding group of stores located in New Jersey. We believe that these two centrally efficient locations result in our relatively low warehouse and distribution costs as a percentage of sales.

        We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we successfully adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are difficult to find in metropolitan New York. For example, our store sizes range from 2,000 to 17,200 square feet, and we operate 49 bi-level stores. Our guiding principle in store selection has not been the shape of the space, but rather its strategic location in high-traffic areas in order to provide greater convenience to our customers. In addition, our management team has extensive experience with, and knowledge of, the metropolitan New York real estate market, allowing us to quickly and successfully pursue attractive real estate opportunities.

        As of December 27, 2003, we operated 241 stores, 17 of which were opened during fiscal 2003. During fiscal 2002 and 2001, we opened 32 stores and 31 stores, respectively. We closed four stores in each of 2003 and 2002, and we closed one store in 2001 and lost two stores as a result of the September 11 terrorist attack on the World Trade Center. Among the 17 new stores we opened during fiscal 2003, five were in Manhattan, seven were in the outer boroughs of New York City, and five were in densely populated, nearby suburbs. As of December 27, 2003, approximately 52% of our stores were in Manhattan, 33% were in the outer boroughs and 15% were located outside New York City. At December 27, 2003, we occupied 1.7 million square feet of retail space, approximately 9% more than in fiscal 2002 and 73% more than at the end of fiscal 1998. Approximately one-third of the stores we operated at December 27, 2003 were opened within the past three years.

        We were founded in 1960, and have been a public company since February 1998.

        We maintain a company website at www.duanereade.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission ("SEC") available to investors on or through our website free of charge as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC. The contents of our website do not constitute a portion of this report.

        The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

COMPANY OPERATIONS

        Merchandising:    Our overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in metropolitan New York. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and over-the-counter drugs, we offer brand name and private label health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products, including over-the-counter drugs, represent our highest volume product categories. We allocate ample shelf space to popular brands of health and beauty care products. We also offer large sizes, which we believe appeal to the value consciousness of many New York consumers. We place convenience items, such as candy, snacks and seasonal goods, near the check-out registers to provide all customers with optimum convenience and to stimulate impulse purchases, while allowing the store employees to monitor those product categories that are particularly susceptible to theft.

        In addition to a wide array of branded products, we also offer our own private label products. Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer in excess of 900 private label products, which, in fiscal 2003, accounted for approximately 7.8% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an increasing assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products. During fiscal 2002 we introduced a private label cosmetic line under the name of "apt.5". Throughout fiscal 2003, in response to the success this brand has experienced, we significantly broadened the offerings of this private label product line. We believe that this line offers a varied assortment of department store quality beauty care cosmetic products at value prices.

        We offer next-day photofinishing services in all of our stores, and during fiscal 2002 and 2003 we increased the number of stores with one-hour photofinishing departments from 33 to 107 stores. We believe that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film or digital media and to pick up the processed photos.

        We complement our product offerings with additional customer services such as ATM machines, sales of lottery tickets and money transfer services. We believe these services enhance our convenience image and promote stronger customer loyalty.

        Pharmacy:    We believe that our pharmacy business will continue to contribute significantly to our growth. We also believe that a larger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which we believe is likely to increase sales of our wide variety of over-the-counter drugs and other non-pharmacy merchandise. Our prescription drug sales, as reflected by same-store pharmacy sales, grew by 7.5% in 2003 compared to 2002. Sales of prescription drugs represented 43.6% of total sales in 2003, compared to 41.8% of total sales in 2002. The number of generic prescriptions filled represented 40.3% of total prescriptions filled in the 2003 fiscal year, as compared to 39.0% of total prescriptions filled in the 2002 fiscal year. This increase is significant as lower cost generic prescriptions generally carry higher profit margins and dollar profitability for each prescription dispensed. The increase in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives. We have also made several operational changes to improve overall awareness of generic alternatives.

        We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality healthcare products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans increased to approximately 91.4% in 2003 from approximately 90.2% in 2002. Gross margins on sales covered by third party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. We believe that the higher volume of pharmacy sales to third party plan customers offsets these lower gross profit margins and allows us to leverage other fixed store operating expenses. In addition, we believe that increased third party plan sales generate additional general merchandise sales by increasing customer traffic in our stores. As of December 27, 2003, we had contracts with over 200 third party plans, including virtually all major third party plans in our market areas. New York Medicaid, the largest third party payer, represented approximately 22.4% and 9.8% of our pharmacy and chain sales, respectively.

        Medicaid reimbursement rates to drug store providers are regulated under state administered programs. Over the last two years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates to participating drug store providers. Effective July 1, 2003, New York State enacted legislation reducing the reimbursement rate of Medicaid prescriptions, resulting in lower pharmacy gross margins. In addition, there has been a preliminary proposal to further reduce the New York State reimbursement rate in 2004. It is too early to predict whether and in what form such proposal would take effect. To date, there have been no significant adverse changes to reimbursement rates in New Jersey Medicaid programs; however, New Jersey continues to experience significant budget deficits and may enact reductions in reimbursement rates in the future.

        While our pharmacy business has continued to lead our overall sales growth, the rate of growth in pharmacy sales significantly declined during 2003 as it has for most other chain drug retailers in our industry. This is attributable to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, conversion of certain prescription drugs to over-the-counter status and generally high levels of unemployment that reduced the number of customers with prescription coverage insurance plans. These trends, along with the continued pressure on the part of third party plans to reduce reimbursement rates to participating providers, combined with a number of other factors to reduce our overall profitability during 2003.

        During 1999, we launched our central fill facility, a new service initiative aimed at improving customer service at our higher volume pharmacies and, we believe, the first of its kind in the chain drugstore industry. Our central fill facility, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

        We believe the central fill facility has several distinct advantages. One such advantage is improved inventory management, as stores supported by the facility are able to reduce their on-hand quantities of higher cost, slower turning drugs. We believe this is a substantial advantage because a majority of available drugs are prescribed infrequently. The 1,000 most popular drugs sold by us account for more than 90% of all consumer prescription purchases, with the remaining 1,500 accounting for less than 10%. We believe it is more efficient to keep the bulk of this less frequently requested inventory in a central location rather than spread throughout the stores.

        Dispensing accuracy can also be improved through the central fill facility because it permits the utilization of large, automated dispensing machines, which would be too expensive for use in individual stores. We believe the cost of filling prescriptions is reduced and customer service is enhanced because in-store pharmacy staff members have more time to handle prescriptions required on a more immediate basis, as well as to provide customer counseling. At December 27, 2003, this facility serviced more than 110 of our stores and handled approximately 2,800 prescriptions per day, reflecting an increase of more than 65% compared to the prior year's daily volume.

        Another important component of our pharmacy growth strategy is the continued acquisition of customer prescription files from independent pharmacies in market areas currently served by existing Duane Reade stores. In 2003, we purchased the prescription files of seven pharmacies. When appropriate, we will retain the services of the corresponding pharmacist, whose personal relationship with the customers generally enhances the retention rate of customers associated with the purchased file. Given the large number of independent pharmacies in metropolitan New York, we believe that these stores present additional future acquisition opportunities.

        All of our pharmacies are linked by computer systems that enable them to provide customers with a broad range of services. Our pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with third party plans by electronically transmitting prescription information directly to the third party plan and providing on-line adjudication. At the time of sale, on-line adjudication confirms customer eligibility, prescription coverage, pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of our administrative burden related to the billing and collection of receivables and related costs.

        During 2003, we piloted an in-store pharmacy kiosk system that enables customers to interact with a pharmacist located at our central fill facility. These kiosks also contain a digital scanning device designed to transmit customers' prescriptions to our central fill facility for processing and delivery to the customer's store of choice or directly to the customer through our home delivery service. The kiosks result in reduced store-level wait times while providing a more cost-effective means of servicing customers during peak activity periods.

        Internet:    In 1999, we launched an interactive website, "www.duanereade.com," which customers may use to access company information, refill prescriptions and purchase over-the-counter medications, as well as health and beauty care products and other non-pharmacy items. Internet-based purchases are available for both front-end and pharmacy products and can be delivered directly to the customer or made available at the customer's store of choice for pickup. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting our strength as a "brick-and-mortar" retailer. While sales generated on the website to date have been immaterial to our business overall, we believe "www.duanereade.com" has positioned us to take advantage of internet business as it may develop in the future.

        Store Operations:    Our stores range in size from 2,000 to 17,200 square feet, with an average of 7,115 square feet per store. Our stores are designed to facilitate customer movement and convenience. We believe that providing straight aisles and well-stocked shelves allows customers to find merchandise easily and allows store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

        We establish each store's hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Most stores in Manhattan's business districts are generally open five days per week. In residential and certain business/shopping districts, stores are open six or seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. At December 27, 2003, 41 of our stores were open 24 hours a day. We intend to continue to identify stores where we believe extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by a store manager and one or more assistant store managers. Stores are supplied by deliveries from our primary warehouse located in Maspeth, Queens, New York City and, for certain seasonal items, from our secondary distribution facility located in North Bergen, New Jersey, an average of two to three times per week. This delivery frequency allows the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize the amount of inventory required to be in the stores.

        During fiscal 2002, we experienced significant increases in shrink that we believe resulted from the recessionary economy and increased unemployment throughout our trading areas. In response, we established an increased operational focus that included (1) increased numbers of full-time security guards in high shrink stores, (2) introduction of improved on-line inventory stock ledger reporting for use by management in monitoring purchases and warehouse deliveries, (3) improved vendor direct-delivery store level receiving procedures, (4) enhanced exception reporting of cashier transactions, (5) increased use of digital surveillance cameras and (6) implementation of other inventory control technologies. In addition, we staff a full-time team of loss prevention professionals and use an anonymous telephone hotline to allow employees to report instances of theft. We also monitor employee behavior and conduct ongoing audits of warehouse picking and receiving. As a result of these initiatives, we were successful in reducing the impact of shrink during the 2003 fiscal year.

        Purchasing and Distribution:    We purchase approximately 97% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 85% of our non-pharmacy merchandise through our warehouses and receive direct-to-store deliveries for approximately 15% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods and beverages. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

        We manage non-pharmacy purchasing through a combination of forward buying and vendor discount buying in ways that we believe maximize our buying power. For example, we use a computerized forecasting and inventory investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, we stock up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated. Forward buying activity has the potential to influence our inventory levels.

        We generally purchase prescription medications under long-term supply agreements. Approximately 48% of our pharmacy inventory at December 27, 2003 was shipped directly to our stores on a consignment basis.

        We currently operate two warehouses, one of which is centrally located in Maspeth, Queens, New York City, and the other of which is located in the northern New Jersey community of North Bergen. The primary Maspeth warehouse, which is approximately 506,000 square feet, is located within ten miles of approximately 85% of our stores, and within 50 miles of our farthest outlying locations. The North Bergen location, which is used for seasonal and other slower-moving merchandise, is also located within an efficient distance of a majority of our stores. The close proximity of the warehouses to the stores allows us to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. We also operate a fleet of trucks and vans, which we use for deliveries from the warehouses to the stores.

        Advertising and Promotion:    We regularly promote key items at reduced retail prices during promotional periods. We use store window banners and in-store signs to communicate savings and value to shoppers. We distributed over 83 million bags with the highly recognizable Duane Reade logo in 2003, helping to promote our name throughout metropolitan New York. We also use full color circulars to announce new stores and heavily circulate them in local areas to attract customers. We usually do not rely heavily on distributed print media to promote our core market stores but, because of our strong brand recognition and high-traffic locations, we typically rely on store window signage and displays as our primary method of advertising. We also employ radio advertising that focuses on our convenient locations and timely seasonal promotions.

        In November 1999, we launched the Dollar Rewards Club, the first major chain-wide "loyalty card" in the drugstore industry, to provide frequent shoppers with additional discounts. Membership currently exceeds 3.3 million members. Statistics indicate that the average Dollar Rewards card member spends approximately 45% more per visit than does a non-member. The loyalty card also enables us to tailor many of our promotions to the needs of these more frequent shoppers. Members of the Dollar Rewards Club may use their loyalty cards when making purchases through our website, "www.duanereade.com."

        Management Information Systems:    We have modern pharmacy and inventory management information systems. The pharmacy system, PDX, has reduced the processing time for electronic reimbursement approval for prescriptions from third party plans. We use scanning point-of-sale, or POS, systems in each of our stores. These systems allow better control of pricing, inventory and shrink. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

        We utilize a fully automated computer-assisted merchandise replenishment system for store front-end orders sourced through our distribution centers. This system uses item-specific and store-specific sales history to produce "suggested" orders for each store, which can be accepted or modified by the stores before being released to the distribution centers.

        We use radio frequency hand-held scanning devices to communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. In 2002, we completed the implementation of a full chain-wide specific item cost-based inventory tracking and valuation system. We believe this new system provides improved controls over inventory management and shrink-related losses. During 2003, we implemented a new computerized in-store shelf labeling system designed to improve pricing accuracy, upgrade our ability to communicate item prices to our customers and reduce the costs associated with processing weekly price changes.

        Competition:    Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independent operators that are familiar with the market. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

        Our primary competition comes from over 700 independent pharmacies located in New York City, as well as stores operated by major drug store chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise and a convenient store format. Against major drug chain competition, Duane Reade enjoys the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York metropolitan area.

        We also compete to a lesser extent with other classes of retail trade, including supermarkets, mass merchants, internet/mail-order businesses and Canadian imports. We believe that our concentration in the densely populated New York City market limits the ability of big box retailers and supermarkets to expand meaningfully in many of our prime trading areas.

        Government Regulation:    Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

        Licensure and Registration Laws.    States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey. In addition, our pharmacies are registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York is licensed by the State of New York. The State of New Jersey licenses the pharmacists employed at our stores in New Jersey.

        Medicare and Medicaid.    The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

        We receive reimbursement from government-sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the fiscal year ended December 27, 2003, our pharmacy payer mix, as a percentage of total pharmacy sales, was approximately 69% managed care organizations,

22% Medicaid/Medicare and 9% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, Federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are significantly more limited than those available under Medicaid and the effects of the newly enacted "Medicare Prescription Drug, Improvement, and Modernization Act of 2003" (P.L. 108-173) (the "Medicare Drug Act") on us are uncertain at this time. In addition to requirements mandated by federal law, states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

        During 2003, President Bush signed legislation that will expand Medicare coverage of senior citizens' prescriptions. This new Medicare coverage is planned to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on customer-paid cash prescriptions. In June 2004, a temporary senior citizen discount program furnished under this Medicare legislation is expected to be implemented and will remain in effect until the full Medicare program takes effect in 2006. This temporary program is also expected to result in lower pharmacy margins than those realized from our customer-paid cash prescription business.

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

        Fraud and Abuse Laws.    We are subject to federal and state laws and regulations governing financial and other arrangements between healthcare providers. Commonly referred to as the Fraud and Abuse laws, these laws prohibit certain financial relationships between pharmacies and physicians, vendors and other referral sources. Recently, there has been substantially increased scrutiny and enforcement activity by both government agencies and the private plaintiffs' bar relating to pharmaceutical marketing practices under the Fraud and Abuse laws. Five of the largest retail pharmacies were recently served with document requests in connection with a Congressional investigation into Medicaid fraud, waste and abuse. Violations of Fraud and Abuse laws and regulations could subject us to, among other things, significant fines, penalties, injunctive relief, pharmacy shutdowns and possible exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Changes in healthcare laws or new interpretations of existing laws may significantly affect our pharmacy business. Some of the Fraud and Abuse Laws that have been applied in the pharmaceutical industry include:

        Federal Anti-Kickback Statute.    The federal anti-kickback statute prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Remuneration has been interpreted to include any type of cash or in-kind benefit, including long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.

        Potential sanctions for violations of the anti-kickback statute include imprisonment and criminal fines of up to $25,000 per violation and exclusion from participation in any federal healthcare program, including the Medicare and Medicaid programs. Violations may also give rise to civil monetary penalties in the amount of $50,000, plus damages of three times the total remuneration offered, paid, solicited or received per violation.

        Although we believe that our relationships with vendors, physicians, and other potential referral sources have been structured in compliance with Fraud and Abuse laws, including the federal anti-kickback statute, the Department of Health and Human Services has acknowledged in its pharmaceutical industry compliance guidance that many common business activities potentially implicate the anti-kickback statute. We cannot offer any assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the federal anti-kickback statute.

        The False Claims Act.    Under the False Claims Act, or the FCA, civil penalties may be imposed upon any person who, among other things, knowingly or recklessly submits, or causes the submission of false or fraudulent claims for payment to the federal government, for example in connection with Medicare and Medicaid. Any person who knowingly or recklessly makes or uses a false record or statement in support of a false claim, or to avoid paying amounts owed to the federal government, may also be subject to damages and penalties under the False Claims Act.

        Moreover, private individuals may bring qui tam, or "whistle blower," suits under the False Claims Act, and may receive a portion of amounts recovered on behalf of the federal government. Such actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,000 and $11,000 and treble damages may be imposed for each violation of the FCA. Several federal district courts have held that the False Claims Act may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.

        In addition to the False Claims Act, the federal government has other civil and criminal statutes, which may be utilized if the government suspects that we have submitted false claims. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the FCA, and bills for state false claims laws modeled on the federal FCA have recently been introduced in the New York and New Jersey legislatures. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Managing employees and persons who actively participate in the submission of false claims can also result in our being excluded from participation in federal healthcare programs.

        We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare and Medicaid programs, we can offer no assurance that we will not code or bill in error and that such claims for payment will not be treated as false claims by the enforcing agency or a private litigant.

        Drug Utilization Review.    The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers' obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review, or DUR, requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient's identification information, medical and drug reaction history and to keep notes relevant to an individual's drug therapy. Our pharmacists provide the required drug use consultation with our customers.

        Healthcare Information Practices.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions, unique provider, employer, health plan and patient identifiers, security and electronic signatures as well as protecting privacy in the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released three rules mandating compliance with the standards set forth under HIPAA. First, our pharmacies complied with DHHS's standards governing the privacy of the use and disclosure of individually identifiable health information by the required compliance date of April 14, 2003. In addition, we implemented the uniform standards governing common healthcare transactions by the required compliance date of October 16, 2003. Finally, rules governing the security of health information were issued on February 20, 2003, with a compliance date of April 21, 2005.

        We continue to evaluate the effect of the HIPAA standards on our business. At this time, management believes that our pharmacies have taken all appropriate steps to achieve compliance with the HIPAA requirements. However, HIPAA compliance is an ongoing process that will require continued attention and adaptation even after the official compliance dates. Management does not currently believe that the cost of compliance with the existing HIPAA requirements will be material to us; however, management cannot predict the cost of compliance with HIPAA requirements that are not yet effective. Noncompliance with HIPAA may result in criminal penalties and civil sanctions. The HIPAA standards have increased our regulatory and compliance burden and have significantly affected the manner in which our pharmacies use and disclose health information, both internally and with other entities.

        In addition to the HIPAA restrictions relating to the exchange of healthcare information, states have adopted laws protecting the confidentiality of patient information which impacts the manner in which pharmacy records are maintained. Violation of patient confidentiality rights under common law, state or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our pharmacy operations and prescription file-buying program are consistent with federal and state privacy protections. However, we can give no assurance that an enforcement agency or court would not find a violation of state or federal privacy protections arising from our pharmacy operations or our prescription file-buying program.

        Healthcare Reform and Federal Budget Legislation.    Congress recently passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA, which became effective in April 2001, includes provisions designed to further mitigate the reimbursement cuts contained in the Balanced Budget Act of 1997. BIPA also clarified the government's policy with regard to coverage of drugs and biologics, and addresses certain reimbursement issues. BIPA mandated a study by the General Accounting Office regarding payment for drugs and biologics under Medicare Part B, and required the General Accounting Office to report to the secretary of the DHHS specific recommendations for revised payment methodologies. BIPA established a temporary moratorium on direct or indirect reductions, but not increases, in payment rates in effect on January 1, 2001, until the Secretary reviews the General Accounting Office report.

        BIPA also addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement is based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP.

        In response to BIPA and other criticisms of AWP pricing methodologies, the recently enacted Medicare Drug Act contains a number of drug pricing reforms, some of which were effective January 1, 2004. Although reporting obligations that arise under the AWP system and Medicaid Best Price statutes are imposed on pharmaceutical manufacturers, current and future changes in pricing methodologies may affect reimbursement rates, pharmaceutical marketing practices and the offering of discounts and incentives to purchasers, including retail pharmacies, in ways that are uncertain at this time.

        It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. We cannot assure you that future healthcare or budget legislation or other changes, including those referenced above, will not materially adversely impact our pharmacy business.

        Non-Healthcare Licenses.    We have been granted cigarette tax stamping licenses from the State of New Jersey, the State of New York and the City of New York, which permit us to buy cigarettes directly from the manufacturers and stamp the cigarettes ourselves. Our stores possess cigarette tax retail dealer licenses issued by the State of New York, the City of New York and the State of New Jersey. In addition, a number of our stores possess beer licenses issued by the State of New York. We seek to comply with all of these licensing and registration requirements and continue to actively monitor our compliance. By virtue of these license and registration requirements, we are obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in suspension or revocation of one or more licenses or registrations and/or the imposition of monetary penalties or fines.

        Employees:    As of December 27, 2003, we had approximately 6,100 employees, 83% of whom were full-time. Unions represent approximately 5,600 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and most part-time employees, as well as approximately 40% of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. Our three-year contract with this union expires on August 31, 2005. Employees in some stores are represented by the Allied Trades Council ("ATC") and other stores are represented by Local 340A New York Joint Board, UNITE AFL-CIO ("UNITE"). On August 31, 2001, our collective bargaining agreement with the ATC expired after we were unable to reach agreement with the ATC on terms for a successor agreement. The ATC unsuccessfully attempted to strike at some of our stores, but our employees remained at work at all times and have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. Our current contract with UNITE expires on March 31, 2004. We are currently in discussions with UNITE regarding this contract.

        Intellectual Property:    The name "Duane Reade" and the "DR" logo are registered trademarks. We believe that we have developed strong brand awareness within the New York City area. As a result, we regard the Duane Reade logo as a valuable asset. In addition, in connection with the Rock Bottom acquisition, we acquired the "Rock Bottom" name and the "Rock Bottom" logo, each of which are registered trademarks. In 2002, we introduced a new private label cosmetic line that sells under the brand name "apt.5." We have filed trademark applications for the "apt.5" name and "apt.5" logo. In 2003, we filed a patent application for our pharmacy kiosk. We currently have a "patent pending" status on our pharmacy kiosk invention.

ITEM 2.    PROPERTIES

        As of December 27, 2003, we were operating stores in the following locations:

NO. OF STORES
Manhattan, NY	125
Brooklyn, NY	31
Queens, NY	29
Nassau County, NY	13
New Jersey	13
Bronx, NY	10
Staten Island, NY	9
Westchester County, NY	7
Suffolk County, NY	3
Rockland County, NY	1

Total	241

        With the exception of one store located in Irvington, New Jersey, all of our stores are leased. Store leases are generally for 12 to 15 year initial terms. The average year of expiration for stores operating as of December 27, 2003 is 2013. Lease rates are generally subject to scheduled increases that average approximately 12% every five years. The following table sets forth the lease expiration dates of our leased stores over each of the next five years and thereafter. Of the 51 stores with leases expiring in the next five years, 23 have renewal options.

YEAR	NO. OF LEASES EXPIRING	NUMBER WITH RENEWAL OPTIONS
2004	4	0
2005	6	1
2006	7	3
2007	15	7
2008	19	12
Thereafter	189	89

        We occupy 95,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012.

        We occupy a 506,000 square foot warehouse in Maspeth, Queens, New York City under a lease that expires in 2017.

        We occupy a 165,000 square foot warehouse in North Bergen, New Jersey under a lease that expires in 2008.

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

        During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We have received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The insurance carrier has appealed a number of rulings by the trial court. It remains uncertain whether we will obtain a favorable resolution of the case. In fiscal 2002, we received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the accompanying consolidated statement of income.

        Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Senior Vice President and Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiff's action, with prejudice. The plaintiffs have filed a notice of appeal. We continue to believe that the plaintiff's actions are completely baseless and wholly without merit, and intend to vigorously defend ourselves on appeal.

        We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. In December 2003, we settled the issue of the amount of our liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with our previously established reserves. The amount of attorney's fees owed to the plaintiffs' attorneys remains an open issue in the case and we plan to vigorously defend claims by these attorneys for fees.

        We are a party to a National Labor Relations Board (NLRB) administrative proceeding regarding a dispute with the Allied Trades Council over whether a negotiating impasse was reached between us and the union in August of 2001. The Allied Trades Council represents employees in 139 of our stores in a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge ("ALJ") who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NRLB and enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union's pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our Allied Trades Council employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ's recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full National Labor Relations Board in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full National Labor Relations Board decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, we have been advised by our outside labor counsel that we have numerous meritorious defenses and arguments in response to the ALJ's recommendation.

        In light of the foregoing, while its our belief that the final financial outcome of this litigation cannot be determined at this time, we have recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003. This represents our best estimate of the loss that would result upon application of the Administrative Law Judge's recommendations. We note that such charge is based upon the best facts available to us as of the date of this filing and, in our opinion, such charge could be subject to significant modification in the future, upon review by the full National Labor Relations Board, the Federal Circuit Court of Appeals and completion of a compliance hearing. This charge reflects the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 27, 2003, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until the December 27, 2003 year end date. While this represents our best estimate of the Administrative Law Judge's recommendation, we believe that the actual range of loss in this matter could be from $0 to approximately $27 million, if the ALJ recommendation is upheld and there is no offset for any benefits paid over this period.

        Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will also record additional non-cash pre-tax charges of approximately $1.1 million per quarter in future periods, which are calculated on the same basis as the charge we recorded as of December 27, 2003.

        We are a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through August 2001. We believe that we have made sufficient contributions to these funds and that we have meritorious defenses to the claims being made by these funds. Accordingly, we intend to vigorously defend ourself in these matters.

        We are involved in an ongoing dispute with Cardinal Health, one of our former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. While there can be no definitive assurance, we believe we have counterclaims that offset the claims against us by Cardinal, as well as meritorious defenses to these claims, and plan to vigorously defend ourself in this action. Discovery in the case has concluded and it is expected to go to trial sometime in 2004.

        A recent New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of our own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by us at this time.

Litigation Relating to the Merger Transaction

        We are aware of six purported class action complaints challenging the merger transaction that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware

Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York, referred to as the "New York Complaints." Two of the New York Complaints have been dismissed without prejudice. On January 28, 2004, the six Delaware actions were consolidated. The Delaware Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as us as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as us as defendants. One of the dismissed New York Complaints named Oak Hill as a defendant.

        The Delaware Complaints and the pending New York Complaint allege, among other things, that the defendants purportedly breached duties owed to our stockholders in connection with the merger transaction by allegedly failing to: (1) appropriately value Duane Reade as a merger candidate; (2) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available; and (3) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: (a) an order that the complaints are properly maintainable as a class action; (b) a declaration that defendants have breached their fiduciary duties and other duties; (c) injunctive relief; (d) monetary damages; (e) attorneys' fees, costs and expenses; and (f) such other and further relief as the court may deem just and proper.

        We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2003, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGE OF COMMON STOCK

        Our common stock is listed on the New York Stock Exchange under the symbol: "DRD." The following table sets forth, for each of the quarterly periods shown, the high and low daily closing prices as reported by the New York Stock Exchange.

	Year Ended December 27, 2003
Quarter Ended
	High	Low
March 29, 2003	$17.81	$11.35
June 28, 2003	15.42	12.59
September 27, 2003	18.48	14.25
December 27, 2003	17.11	13.14
	Year Ended December 28, 2002
Quarter Ended
	High	Low
March 30, 2002	$35.69	$26.51
June 29, 2002	35.34	30.89
September 28, 2002	33.18	13.02
December 28, 2002	20.21	14.02

        On March 5, 2004, the last sale price of our common stock was $16.90 per share. At March 5, 2004, there were 45 registered stockholders of our common stock, compared with 52 registered stockholders at March 21, 2003. Since a significant portion of our common stock is held in "street" name or nominee name, we are unable to determine the exact number of beneficial holders. We paid no dividends in 2003 or 2002, and do not currently anticipate paying dividends in the foreseeable future. The merger agreement among us and the Oak Hill entities prohibits us from declaring, setting aside or paying dividends or distributions until the effective date of the merger, without the written consent of such Oak Hill entities. In addition, our credit agreement contains a covenant that restricts, subject to certain exceptions, our ability to pay dividends or distributions to our stockholders.

        In the event the merger between us and Duane Reade Acquisition is consummated, our common stock will no longer be listed on the New York Stock Exchange and will cease to be publicly traded.

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Duane Reade Inc. should be read in conjunction with the Consolidated Audited Financial Statements and Notes contained herein.

In thousands, except per share amounts, percentages and store data

Fiscal Year (1)	2003	2002	2001	2000	1999
Statement of Operations Data
Net sales	$1,383,828	$1,274,451	$1,143,564	$1,000,068	$839,771
Cost of sales	1,087,092	988,033	871,215	745,717	621,510

Gross profit	296,736	286,418	272,349	254,351	218,261
Selling, general & administrative expenses	227,910	198,513	172,972	155,584	135,786
Labor contingency expense (2)	12,600	—	—	—	—
Transaction expenses (3)	644	—	—	—	—
Insurance recovery	—	(9,378)	—	—	—
Depreciation and amortization	32,335	26,935	26,634	23,151	21,415
Store pre-opening expenses	1,063	2,086	1,667	1,395	1,492

Operating income	22,184	68,262	71,076	74,221	59,568
Interest expense, net	14,117	17,925	27,623	35,935	29,348
Debt extinguishment (4)	812	11,371	2,616	—	—

Income before income taxes and cumulative effect of accounting change	7,255	38,966	40,837	38,286	30,220
Income tax (expense) benefit	(2,181)	(14,127)	(16,107)	(15,610)	10,471

Income before cumulative effect of accounting change	5,074	24,839	24,730	22,676	40,691
Cumulative effect of accounting change, net (5)	—	(9,262)	—	—	—

Net income	$5,074	$15,577	$24,730	$22,676	$40,691

Per common share-basic:
Income before cumulative effect of accounting change	$0.21	$1.04	$1.18	$1.28	$2.38
Cumulative effect of accounting change	—	(0.39)	—	—	—

Net income	$0.21	$0.65	$1.18	$1.28	$2.38

Weighted average common shares outstanding	24,043	23,852	20,984	17,718	17,119

Per common share-diluted:
Income before cumulative effect of accounting change	$0.21	$1.01	$1.13	$1.23	$2.26
Cumulative effect of accounting change	—	(0.38)	—	—	—

Net income	$0.21	$0.63	$1.13	$1.23	$2.26

Weighted average common shares outstanding	24,427	24,563	21,851	18,424	17,971

Balance Sheet Data (at end of period)
Working capital	$227,558	$216,096	$214,109	$154,466	$120,036
Total assets	787,526	729,523	678,985	570,930	510,294
Total debt and capital lease obligations	272,910	269,741	247,155	353,001	341,042
Stockholders' equity	337,321	329,868	295,207	114,497	66,516
Operating and Other Data
Net cash provided by operating activities	$47,444	$42,537	$25,762	$22,074	$16,888
Net cash used in investing activities	(55,115)	(60,520)	(48,052)	(32,647)	(45,309)
Net cash provided by financing activities	4,740	17,194	26,283	10,539	28,565
Number of stores at end of period	241	228	200	172	149
Same-store sales growth (6)	2.7%	4.8%	6.3%	7.3%	8.9%
Pharmacy same-store sales growth (6)	7.5%	12.1%	16.6%	18.8%	21.0%
Front-end same-store sales growth (6)	(0.8)%	0.0%	0.6%	1.8%	4.0%
Average store size (square feet) at end of period	7,115	6,921	7,169	7,166	7,438
Sales per square foot	$816	$836	$818	$847	$813
Pharmacy sales as a % of net sales	43.6%	41.8%	39.2%	35.4%	31.9%
Third party plan sales as a % of pharmacy sales	91.4%	90.2%	86.9%	84.0%	81.2%
Capital expenditures:
New, remodeled and relocated stores	29,074	39,497	36,818	22,821	33,981
Office and warehouse expansions	2,070	528	—	—	—
Acquisitions	6,197	5,954	2,259	1,247	13,873
Other	16,392	14,541	10,375	8,579	8,187

Total	53,733	60,520	49,452	32,647	56,041

(1)
The 2000 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2)
We incurred a pre-tax charge of $12.6 million in fiscal 2003 in connection with the recognition of a National Labor Relations Board Administrative Law Judge recommendation in a litigation matter relating to our collective bargaining agreement with the Allied Trades Council, a union representing employees in 139 of our stores. Note 20 to the consolidated financial statements provides additional information with respect to this charge.

(3)
We incurred pre-tax expenses of approximately $0.6 million in fiscal 2003 related to the potential acquisition of our Company by Duane Reade Acquisition.

(4)
We incurred pre-tax expenses of approximately $0.8 million, $11.4 million and $2.6 million in fiscal 2003, 2002 and 2001, respectively, related to the retirement of a portion of our debt. Note 16 of the consolidated financial statements provides a further explanation of these charges.

(5)
We incurred after-tax expenses of approximately $9.3 million in fiscal 2002 related to the conversion of our inventory valuation method from retail dollar FIFO to specific cost LIFO. Note 1 of the consolidated financial statements provides a further explanation of this charge.

(6)
Same-store sales figures include stores that have been in operation for at least 13 months.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read in connection with all consolidated financial statements and their notes included elsewhere in this report.

General

        Our business consists of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of over-the-counter medications, health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing, photo supplies, seasonal and general merchandise. Health and beauty care products including over-the-counter items represent our highest volume categories within front-end sales. The front-end portion of our business represented 56.4% of our sales in the year ended December 27, 2003 and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business. Our front-end business is generally a larger proportion of our total sales than other major drug store chains, which average 35% to 45%, but similar to most other drug store chains, represents a decreasing share of business year after year due to the faster rate of pharmacy sales growth. Our high percentage of front-end sales is driven by our convenient locations in high traffic residential and commercial areas. Our pharmacy sales include all items we sell by prescription filled within our retail locations or in our central fill facility and delivered to our stores or direct to customers. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

        Third party prescription plans represented 91.4% of our pharmacy sales in fiscal 2003. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. Pharmacy sales have been among the fastest growing retail categories over the last several years due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

        While remaining one of the fastest growing retail categories in 2003, the industry as a whole experienced substantially reduced rates of pharmacy same-store sales growth resulting from a decline in the demand for hormonal replacement drugs, conversion of some high volume prescription drugs to over-the-counter status, increased levels of required co-payments by insurers, increased utilization of lower priced generic medications and reductions in coverage resulting from high unemployment rates.

        We operate 85% of our 241 stores in New York City and therefore our financial performance is heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

        The New York City economy experienced continued high unemployment rates and additional declines in employment during 2003, as businesses continued to downsize and the effects of higher personal, sales and real estate taxes impacted consumers and businesses alike. The New York City unemployment rate was 7.2% during December 2003, as compared to a national unemployment rate of 5.7%, and New York City employment declined by 55,000 jobs based on a comparison of December 2003 to December 2002 employment data compiled by the US Bureau of Labor Statistics. However, fiscal 2003 did see an improvement in the national economy and a recovery of the financial markets, and the New York City gross domestic product experienced positive growth in the third quarter of 2003 after 10 successive down quarters, which may potentially lead to improved economic conditions in New York City in the upcoming year.

Results of Operations

        In fiscal 2001, 2002 and 2003, we experienced declining same-store sales growth and a reduction in our earnings due to the following:

  •
  Lost sales and profits resulting from the destruction of two stores in the World Trade Center attacks and the subsequent relocation of certain employers and customers from downtown Manhattan;

  •
  Declines in the financial markets and the general recessionary economy in the New York metropolitan area over the last two years; and

  •
  Various legislative changes that were adverse to our business (such as increased taxes and reduced Medicaid prescription reimbursement rates).

        The September 11, 2001 terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of our stores are located. The attack resulted in the complete loss of two stores, one of which was our top performing store based on sales volume and profit contribution. As a result, during fiscal 2002, we received insurance reimbursements for all of our remaining property losses associated with the September 11 disaster and approximately $9.4 million toward our business interruption claim that was recognized as a separate component of income in our attached consolidated financial statements. This business interruption recovery represented a partial payment of our losses, and we are currently in litigation with the insurance carrier to recover the balance of our business interruption claim.

        In fiscal 2003, we achieved sales of $1.384 billion, an increase of 8.6% over fiscal 2002 sales of $1.274 billion. Same-store sales (defined as sales from stores that have been open at least 13 months) increased 2.7% resulting from a same-store sales increase of 7.5% in pharmacy partially offset by a decline of 0.8% in front-end same-store sales.

        Net income for the fiscal year ended December 27, 2003 was $5.1 million, or $0.21 per diluted share, compared with income before the cumulative effect of an accounting change of $24.8 million, or $1.01 per diluted share, in fiscal 2002. Fiscal 2003 results include pre-tax charges of $0.8 million, or $0.02 per diluted share, for debt extinguishment costs and $0.6 million, or $0.02 per diluted share, for transaction costs associated with our anticipated acquisition by Duane Reade Acquisition. Fiscal 2003 results also include a pre-tax charge of $12.6 million, or $0.28 per diluted share, related to recognition of a National Labor Relations Board Administrative Law Judge recommendation in a litigation matter concerning our collective bargaining agreement with the Allied Trades Council, a union representing employees in 139 of our stores. Fiscal 2002 results included debt extinguishment costs of $11.4 million, or $0.27 per diluted share, partially offset by the receipt of an initial payment of our World Trade Center business interruption insurance claim of $9.4 million, or $0.23 per diluted share. Net income for fiscal 2002, including the cumulative effect of the accounting change, was $15.6 million, or $0.63 per diluted share. The most significant factors contributing to the decline in profitability in fiscal 2003 compared to fiscal 2002 were:

  •
  The pre-tax charge of $12.6 million discussed above;

  •
  Declines in pharmacy gross margins attributable to reductions in New York Medicaid reimbursement rates enacted during 2003 and continued pressure by other third party plans to reduce prescription costs;

  •
  A lower rate of pharmacy same-store sales growth generally experienced throughout the industry during 2003. Our pharmacy same-store sales growth declined from 12.1% in fiscal 2002 to 7.5% in fiscal 2003, resulting in part from higher unemployment rates that reduced the number of customers with prescription coverage insurance plans, increased third party plan co-payments, declines in demand for hormone replacement medications and conversion of certain high volume medications from pharmacy to over-the-counter status;

  •
  The relative immaturity of recently opened stores, which are generally not expected to be profitable until some time after opening;

  •
  Decreases in front-end same-store sales resulting from the depressed New York City economy as well as an August 2003 power blackout that disrupted business, resulting in a loss of approximately $1.3 million of pre-tax income. These sales declines reduced our gross margins because front-end products have gross margins that are generally double the margins of prescriptions;

  •
  Increases in store occupancy costs resulting from new stores, which generally pay higher rent than older stores, lower real estate-related income from lease terminations and store relocations and an 18% increase in New York City real estate taxes that became effective on January 1, 2003;

  •
  Increased professional and legal-related costs of approximately $3.4 million associated with various litigation, including our efforts to recover the full value of the World Trade Center business interruption insurance claim and various real estate and labor matters; and

  •
  Increased store-level expenses associated with the significant number of one-hour photo departments opened in 2002 and 2003 that were immature and not yet profitable as well as costs to expand the number of 24-hour stores and increased operating hours in other stores to improve convenience for our customers.

        The factors detailed above reduced our ability to continue to absorb a high rate of new store growth while producing increased levels of profitability. New stores are generally not profitable for twelve to eighteen months and do not reach mature levels of sales and profitability until three to five years after opening. The large number of immature stores (approximately 43% of our chain was less than four years old at December 27, 2003) in a period of declining front-end same-store sales and reduced rates of pharmacy same-store sales growth combined to adversely impact our results more significantly than in past periods of more robust same-store sales growth. Our reduced levels of new store growth initiated in the fourth quarter of fiscal 2002 are expected to result in a lower financial burden of immature stores in the future.

        The following sets forth the results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	2003		2002		2001
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$1,383,828	100.0%	$1,274,451	100.0%	$1,143,564	100.0%
Cost of sales	1,087,092	78.6	988,033	77.5	871,215	76.2

Gross profit	296,736	21.4	286,418	22.5	272,349	23.8
Selling, general and administrative expenses	227,910	16.5	198,513	15.6	172,972	15.1
Labor contingency expense	12,600	0.9	—	—	—	—
Transaction expenses	644	—	—	—	—	—
Insurance recovery	—	—	(9,378)	(0.7)	—	—
Depreciation and amortization	32,335	2.3	26,935	2.1	26,634	2.3
Store pre-opening expenses	1,063	0.1	2,086	0.2	1,667	0.1

Operating income	22,184	1.6	68,262	5.4	71,076	6.2
Net interest expense	14,117	1.0	17,925	1.4	27,623	2.4
Debt extinguishment	812	0.1	11,371	0.9	2,616	0.2

Income before income taxes and cumulative effect of accounting change	7,255	0.5	38,966	3.1	40,837	3.6
Income tax expense	(2,181)	(0.2)	(14,127)	(1.1)	(16,107)	(1.4)

Income before cumulative effect of accounting change	5,074	0.4	24,839	1.9	24,730	2.2
Cumulative effect of accounting change, net	—	—	(9,262)	(0.7)	—	—

Net income	$5,074	0.4%	$15,577	1.2%	$24,730	2.2%

Fiscal 2003 Compared to Fiscal 2002

        Net sales in the year ended December 27, 2003 were $1.38 billion, an increase of 8.6% over the year ended December 28, 2002 sales of $1.27 billion. The increase was due to an increase in same-store sales of 2.7% and the inclusion of 28 net new stores opened in 2002 for the entire 2003 period and 13 net new stores opened in 2003. The increase in same-store sales was due to a pharmacy same-store sales increase of 7.5% partially offset by a front-end same-store sales decline of 0.8%. The most significant factors impacting our front-end sales performance during 2003 compared to 2002 were the continued depressed economic conditions and high unemployment that combined to restrain consumer demand. Front-end sales were also negatively affected by the August 2003 power blackout. Pharmacy same-store growth rates also decelerated from the 12.1% achieved in 2002 due to the factors discussed in the introduction above. We believe that despite these factors, long-term pharmacy same-store sales trends will continue to be favorable, driven in part by advantageous demographic trends associated with an aging population that we believe will rely more heavily on prescription medications.

        Cost of sales as a percentage of net sales increased to 78.6% for 2003 from 77.5% in 2002, resulting in a decrease in gross margin to 21.4% for 2003 from 22.5% in 2002. The gross margin decline primarily resulted from the following factors:

  •
  Reduced pharmacy gross margins resulting from reductions in New York State Medicaid prescription reimbursement rates and increased use of generic reimbursement limitations by both private third party and government-sponsored plans;

  •
  An increased proportion of lower margin third party and general pharmacy prescription sales along with a decline in higher margin front-end same-store sales; and

  •
  Increased store occupancy costs attributable to immature stores opened over the last three years which have higher rent costs because rents are closer to current market rates than older, more mature stores), lower real estate-related income from lease terminations and store relocations and higher New York City real estate taxes that increased 18% effective January 1, 2003.

        Selling, general and administrative expenses increased as a percentage of sales from 15.6% in 2002 to 16.5% in 2003. The increase was due to the following factors:

  •
  A lower rate of same-store sales growth in 2003 than in 2002, particularly in the pharmacy portion of our business which declined from a growth rate of 12.1% in 2002 to 7.5% in 2003;

  •
  Increased professional and legal expenses associated with various litigation matters, including our efforts to recover our business interruption insurance claim related to the September 11 disaster;

  •
  Increased labor costs to support greater numbers of 24-hour stores and expanded operating hours, increased pharmacy wages and costs to implement a new shelf labeling system;

  •
  Increased expenses to support immature one-hour photo departments opened in 2002 and 2003;

  •
  Increases in credit and debit card processing fees; and

  •
  Increased costs of insurance due to changes in the market.

        Depreciation and amortization expense in 2003 and 2002 was $32.3 million and $26.9 million, respectively. The increase was attributable to capital spending for property and equipment additions during 2002 and 2003, primarily in support of new store growth as well as amortization expenses for pharmacy customer lists and lease acquisition costs for acquisitions completed during 2002 and 2003. In December 2002, we began to reduce our rate of new store growth from an average of 27 stores per year over the period from 1999 through 2002 to 17 stores opened in fiscal 2003. The reduction in new store growth recognizes our need to grow more slowly in the face of recent economic conditions and reduced profit margins.

        Store pre-opening expenses of $1.1 million related to the opening of 17 stores in fiscal 2003, compared to pre-opening expenses of $2.1 million reflecting 32 store openings in 2002.

        During 2003, we recorded total debt extinguishment charges of $0.8 million, as compared to $11.4 million in 2002. Note 16 to the consolidated financial statements provides additional information regarding these expenses.

        Net interest expense decreased to $14.1 million in 2003 from $17.9 million in 2002. The decrease in interest expense was primarily due to the retirement of most of the 9.25% Senior Subordinated Notes in June 2002 with the proceeds from our convertible note offering as well as lower interest costs associated with the replacement of our previous Senior Credit Agreement with a new asset-based revolving credit agreement in July 2003.

        Our effective tax rate in 2003 was 30.1% as compared to 36.3% in 2002. The lower effective tax rate is attributable to the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with New York State legislation enacted during the second quarter of 2003 with retroactive application to January 1, 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies.

        During 2002, as a result of the change in accounting method for inventory valuation from the retail dollar-based FIFO method to a specific cost-based LIFO method, we recorded a one-time, non-cash after-tax charge of $9.3 million. There were no cumulative effects of accounting changes recorded in 2003.

Fiscal 2002 Compared to Fiscal 2001

        Net sales in the year ended December 28, 2002 were $1.27 billion, an increase of 11.4% over the year ended December 29, 2001 sales of $1.14 billion. The increase was due to an increase in comparable store sales of 4.8% and the inclusion of 31 stores opened during 2001 for the entire 2002 period and 28 net new stores opened in 2002. The increase in comparable store sales was primarily attributable to improved pharmacy sales, which increased to 41.8% of total sales in 2002 compared to 39.2% of total sales in 2001. Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front-end sales. Pharmacy comparable store sales increased by 12.1%, while front-end comparable store sales were unchanged.

        Cost of sales as a percentage of net sales increased to 77.5% for 2002 from 76.2% for 2001, resulting in a decrease in gross margin to 22.5% for 2002 from 23.8% for 2001. The gross margin decline primarily resulted from the following factors:

  •
  The absence of comparable store growth in higher margin front-end sales and faster growth rate in lower margin pharmacy sales. The absence of growth in same-store front-end sales is largely attributable to the recessionary economy in the metropolitan New York market throughout 2002; and

  •
  An increase in store-level front-end inventory shrink-related losses.

        Selling, general and administrative expenses increased as a percentage of sales from 15.1% in 2001 to 15.6% of sales in 2002. The increase was due to the following factors:

  •
  A lower rate of same-store sales growth in 2002 than in 2001;

  •
  Increased labor costs and expenses of operating leases associated with the establishment of 65 incremental one-hour photo processing departments;

  •
  Higher costs of property insurance in the aftermath of the September 11 disaster; and

  •
  Increased legal and litigation-related expenses.

        Depreciation and amortization of intangibles in 2002 and 2001 was $26.9 million and $26.6 million, respectively. The increase was attributable to capital spending for property and equipment additions during 2001 and 2002, primarily in support of new store growth as well as amortization expenses for pharmacy customer lists and lease acquisition costs for acquisitions completed during 2001 and 2002. Fiscal 2002 also reflects a benefit of approximately $4.3 million due to the elimination of goodwill amortization, attributable to our adoption of FAS 142.

        Store pre-opening expenses of $2.1 million related to the opening of 32 stores in 2002 as compared to $1.7 million reflecting 31 store openings in 2001.

        During 2002, we recorded total debt extinguishment charges of $11.4 million, as compared to $2.6 million in 2001. Note 16 to the consolidated financial statements provides additional information regarding these expenses.

        Net interest expense decreased to $17.9 million in 2002 from $27.6 million in 2001. The decrease in interest expense was principally due to the $210.5 million of proceeds from the April 2002 Convertible Note Offering that were used to reduce higher cost term loan, revolver and 9.25% Senior Subordinated Note borrowings. In addition, we realized lower interest rates on the floating rate portion of our revolving credit facility during 2002.

        Our effective tax rate in 2002 was 36.3% as compared to 39.4% in 2001.

        During 2002, as a result of the change in accounting method for inventory valuation from the retail dollar-based FIFO method to a specific cost-based LIFO method, we recorded a one-time, non-cash after-tax charge of $9.3 million, as a cumulative effect of accounting change.

Liquidity and Capital Resources

        On April 16, 2002, we completed an offering (the "2002 Offering") of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022 (the "Convertible Notes"). After deducting commissions and expenses related to the offering, we realized net proceeds of $210.5 million. A portion of the proceeds was used to repay an aggregate of approximately $86.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans under our then existing Senior Credit Agreement. In addition, we terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $4.0 million.

        The Convertible Notes were issued at a discount and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, we repurchased a total of $30.5 million principal value of Convertible Notes at an average price of $486.99 per $1,000 note, resulting in the remaining net outstanding balance of $201.0 million.

        Holders of the Convertible Notes may convert each $1,000 in principal amount of their Convertible Notes into 14.1265 shares of our common stock, subject to adjustment, only if (1) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, we have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock in an amount as described in the indenture governing our Convertible Notes. It is our current intention to redeem these notes by delivering cash.

        Holders of the Convertible Notes may require us to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. We may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. It is our current intention to redeem these notes by delivering cash. Holders of the notes may require us to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase if we experience a change in control. The planned acquisition by Duane Reade Acquisition would result in a change of control. We expect substantially all holders will exercise this change of control right if this transaction is consummated.

        Messrs. Cuti, Charboneau and Ray own approximately $1.1 million of the Convertible Notes and have informed us that they intend to exercise their repurchase rights. In connection with the exercise of their repurchase rights, Messrs. Cuti, Charboneau and Ray are expected to receive an aggregate amount of approximately $1.2 million.

        We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        On June 3, 2002, we completed a tender offer and consent solicitation (the "Tender Offer") to purchase our then outstanding 9.25% Senior Subordinated Notes due 2008 (the "Senior Subordinated

Notes"). On that date, we expended a total of $87.1 million from the balance of the proceeds of the 2002 Offering to pay our obligations under the Tender Offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million). During the fourth quarter of 2002, we repurchased and retired $17.5 million of the Convertible Notes at a cost of $14.9 million, resulting in a pre-tax gain on debt extinguishment of $2.6 million.

        On February 18, 2003, we retired the remaining $1.6 million of Senior Subordinated Notes. The total cash outlay required for this retirement, including principal ($1.6 million), early termination premiums ($0.1 million) and accrued interest earned from August 15, 2002 to the payment date ($0.1 million), amounted to approximately $1.8 million.

        On July 21, 2003, we completed the refinancing of the Senior Credit Agreement which was set to expire on February 15, 2004. The new credit facility (the "Credit Agreement") is an asset-based revolving loan under which all of our cash receipts are swept daily into a concentration account under the control of the administrative agent for the lenders and applied to reduce any outstanding revolver borrowings. This credit facility uses a pre-determined percentage of the current value of our inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200.0 million. Our obligations under the Credit Agreement are secured by substantially all of our assets. In addition, the Credit Agreement has been guaranteed by each of our corporate subsidiaries, and such guarantees are secured by substantially all assets of such guarantors. The guarantees of the subsidiary guarantors are full and unconditional, joint and several. The Credit Agreement matures on July 20, 2008 and carries improved terms, including a lower interest rate than the previously existing Senior Credit Agreement.

        Under the new facility, approximately $103.5 million was borrowed and used to repay in full the outstanding balances of Term A, Term B and revolver borrowings under the refinanced Senior Credit Agreement, as well as accumulated interest to the repayment date and certain expenses associated with the new financing. At December 27, 2003, there was $70.4 million outstanding under the new revolving credit facility, and approximately $122.9 million of remaining availability, net of $2.1 million reserved for standby letters of credit. Our outstanding borrowings under the Credit Agreement are principally LIBOR-based borrowings. The margin on these borrowings is fixed at 1.75% for the first year, and is subject to a sliding scale adjustment thereafter, based on remaining levels of availability.

        The Credit Agreement contains a single fixed charge coverage requirement that only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the new Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in our Credit Agreement or in the indenture related to our Convertible Notes.

        Working capital was $227.6 million as of December 27, 2003 and $216.1 million as of December 28, 2002. The increase of $11.5 million was primarily due to an increase in inventory of $39.4 million, partially offset by an increase of $27.5 million in accounts payable. These changes reflect the timing of pharmacy and front-end merchandise purchasing activity versus the previous year.

        For fiscal 2003, net cash provided by operating activities was $47.4 million or 3.4% of sales, compared to $42.5 million, or 3.3% of sales in 2002. The primary reason for the increase was the lower rate of growth in working capital in 2003 over 2002 than experienced in 2002 over 2001.

        For fiscal 2003, net cash used in investing activities was $55.1 million, compared to $60.5 million in fiscal 2002. Net cash used in investing activities in 2003 was for capital expenditures of $41.0 million, primarily related to the opening and remodeling of new and renovated stores, combined with $12.7 million for lease, pharmacy file and other acquisition costs and $1.4 million associated with the completion of a store acquisition initiated in 2001. Net cash used in investing activities in 2002 was due to capital expenditures of $47.6 million and $12.9 million for lease, pharmacy file and other acquisition costs. The decrease in cash used for investing activities was primarily due to a reduction in the number of store openings from 32 in 2002 to 17 in 2003, partially offset by increased capital expenditures in 2003 for technology related projects.

        For fiscal 2003, net cash provided by financing activities was $4.7 million, compared to $17.2 million in fiscal 2002. The lower levels of cash provided by financing activities in 2003 resulted from the improved level of cash flow from operating activities combined with decreased capital expenditures reflective of the less aggressive store expansion program employed in 2003.

        Our investing requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 25 to 30 new stores during the next two years. This represents a decline from the 49 stores we opened in the two years ended December 27, 2003. We expect to spend approximately $40 million in fiscal 2004 on capital expenditures, primarily for new and replacement stores and an additional $14 million for lease and pharmacy file acquisitions and other costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

        Leases for 10 of our stores that generated approximately 4.1% of our net sales for fiscal 2003 are scheduled to expire before the end of fiscal 2005. One of these leases has a renewal option. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of December 27, 2003, approximately 5,600 of our approximately 6,100 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

        Under an employment agreement with our Chairman and CEO negotiated during fiscal 2002, we are required to fund premiums for a split dollar life insurance policy that will provide certain post-retirement benefits. During fiscal 2002 and fiscal 2003, the premiums amounted to $4.0 million and $5.0 million, respectively, and are scheduled to remain at $5.0 million per year through 2010. The premiums have been established at a level anticipated to be sufficient to cover the full amount of the projected retirement benefits, as well as to return the full cost of the premiums plus a 3% rate of interest to us. Recent Sarbanes-Oxley legislation has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur.

        Our planned acquisition by Duane Reade Acquisition will be financed as an all cash transaction whereby our stockholders will receive $17.00 per share outstanding, without interest, on the date of the closing, which is expected to occur during the second calendar quarter of 2004. The total transaction value, including the repayment of indebtedness and transaction-related expenses is approximately $740 million, which will be funded through new equity investments of approximately $240 million and debt of approximately $500 million. Upon closing, we expect to have approximately $90 million of borrowing availability under an amended asset-based revolving credit agreement and no debt amortization requirements until July 2008.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under our Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our existing levels of cash flow from operations of approximately $40 million annually and significant additional borrowing capacity under our revolving credit agreement which amounted to over $120 million at December 27, 2003. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. Such risks that could adversely affect our ability to meet our debt service obligations include but are not limited to reductions in third party prescription reimbursement rates, further declines in the New York City economy, increases in competitive activity, additional business adverse legislative changes or a major disruption of business in our markets from a terrorist event or natural disaster. Our borrowings under the Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

        The following table provides additional information with respect to our Commitments and Obligations:

Payments due by Period (dollars in thousands)
Contractual Cash Obligations	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$271,385	$—	$—	$70,353	$201,032
Capital Lease Obligations (2)	1,525	422	969	134	—
Operating Leases (3)	1,195,354	111,028	219,048	202,006	663,272
CEO Split Dollar Life Insurance Policy (4)	35,000	5,000	10,000	10,000	10,000

Total Contractual Cash Obligations	$1,503,264	$116,450	$230,017	$282,493	$874,304

(1)
At December 27, 2003, this represented the outstanding balance of our revolving Credit Agreement ($70.4 million), combined with the outstanding balance of our 2.1478% Senior Convertible Notes due 2022 ($201.0 million), as further detailed in Note 9 to the Consolidated Financial Statements.

(2)
Note 10 of the consolidated financial statements provides further detail on Capital Lease Obligations.

(3)
Note 14 of the consolidated financial statements provides further detail on Operating Lease Obligations.

(4)
Recent Sarbanes-Oxley legislation has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur. Under certain circumstances, including a change of control event or failure to renew Mr. Cuti's current employment agreement which expires on December 31, 2004, we will be obligated to prepay a sufficient portion of any remaining unpaid split dollar policy premium payments to ensure that Mr. Cuti's Supplemental Executive Retirement Plan ("SERP") benefits will be fully funded. The undiscounted sum of the six remaining annual premium payments and cash surrender value of the policy available to pay Mr. Cuti's SERP benefits were $30.0 million and $13.9 million, respectively, as of March 4, 2004. The estimated present value of Mr. Cuti's SERP benefit was approximately $15.5 million at December 27, 2003.

Amount of Commitment Expiration per Period (dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
Standby Letters of Credit (1)	$2,069	$1,498	$300	$271	—

Total Commercial Commitments	$2,069	$1,498	$300	$271	—

(1)
Standby Letters of Credit, primarily representing self-insured general liability claims and property lease security deposits, are renewed on an annual basis, unless otherwise requested by the beneficiary.

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by us, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

        In addition to Mr. Cuti's SERP benefits discussed above, in the event of a change of control or our failure to renew Mr. Cuti's current employment agreement that expires on December 31, 2004, we will be required to pay severance benefits equal to five times the "earnings amount" of approximately $4.1 million (based upon the sum of Mr. Cuti's current annual salary, maximum incentive bonus and a supplemental non-compete payment).

        At December 27, 2003 we recorded a litigation-related non-current liability of $12.6 million in connection with a National Labor Relations Board Administrative Law Judge recommendation in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this recommendation is only the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter can not be determined at this time. This matter is more fully described in Note 20 to the consolidated financial statements.

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

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

        Pharmacy Receivables—Reserves for Uncollectible Accounts—At December 27, 2003, accounts receivable included $37.0 million of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales made prior to the year-end date. Our accounting policy is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any others deemed potentially uncollectible. This policy is based on our past collection experience. There was approximately $3.3 million reserved for uncollectible pharmacy receivables at December 27, 2003. In addition, we reserve for potentially uncollectible receivables due from our merchandise vendors based upon our historical collection experience. At December 27, 2003, this reserve was approximately $1.3 million.

        Inventory Shrink Estimates—We take front-end and pharmacy physical inventories in all of our stores and the distribution centers at least once per year on a staggered cycle basis. Inventories at balance sheet dates are valued using the specific-cost, item-based last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 27, 2003, a change in this shrink estimate of 1.0% of front-end sales would impact current year pre-tax earnings by approximately $3.4 million.

        Insurance Liabilities and Reserves—At December 27, 2003, there were $1.9 million of accrued general liability claim costs that primarily related to our self-insured portion of customer accident claims. Our policy is to recognize a liability for the estimated self-insured portion of the projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For the vast majority of claims, the maximum self-insured portion of any individual claim amounts to $100,000, however, our historical claim settlement experience is significantly lower. At December 27, 2003, there were 208 outstanding claims with an average projected settlement value of approximately $9,400, as compared to 259 outstanding claims with an average projected settlement value of $9,600 at December 28, 2002.

        Impairment of Goodwill and Intangible Assets—At December 27, 2003, goodwill, net of accumulated amortization, amounted to approximately $161.3 million. Other net intangible assets consisted of lease acquisition costs of $34.2 million, customer lists of $19.5 million and non-compete agreements amounting to $0.7 million. Our policy is to evaluate our intangible assets, exclusive of goodwill, for impairment as of the year-end balance sheet date, or, if applicable, when circumstances indicate that impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. We evaluate our intangible assets for impairment by comparing the expected undiscounted cash flows from the underlying stores or assets over their remaining asset lives to the net intangible asset values. Any intangible asset for which the projected undiscounted cash flow is insufficient to recover the asset's carrying value is considered impaired and would be written down to its net recoverable value. Such write-downs would result in a non-cash charge to earnings. Based upon our anticipated future revenues and cash flows and the net intangible asset balances existing at December 27, 2003, all stores are projected to recover their intangible asset values within their useful lives. Goodwill is evaluated at least annually as required under Statement of Financial Accounting Standards No 142. We utilize the market capitalization of our common stock in performing the required impairment test. Our most recent evaluation did not indicate any impairment of goodwill; however, we may be required to perform an interim impairment review if circumstances similar to those listed above indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the value of our market capitalization. Upon completion of the planned acquisition by Duane Reade Acquisition, we will be required to assign current market values to all of our assets and liabilities, which is expected to result in changes to our current carrying values of goodwill and intangible assets.

        Other Loss Contingencies—Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. At December 27, 2003, we have recorded two loss contingencies, representing (1) the estimated liability associated with a National Labor Relations Board Administrative Law Judge recommendation in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. This is more fully described in Note 20 to the consolidated financial statements; and (2) our estimated portion of a potential settlement of an ongoing lawsuit between various retailers and a delivery drivers union.

        Income Taxes—Our effective tax rate declined to 30.1% for the fiscal year ended December 27, 2003 from 36.3% in fiscal 2002. The effective tax rate has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material adverse effect on our results of operations and cash flow. The decrease in our effective rate in 2003 as compared to 2002 is attributable to the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with New York State legislation enacted in the second quarter of 2003, with retroactive application to January 1, 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies.

Change in Accounting Method

        During the first quarter of 2002, we adopted a change in accounting method to convert from the retail dollar-based first-in, first-out ("FIFO") method of inventory valuation to an item specific cost-based last-in, first-out ("LIFO") method of inventory valuation. This change resulted in a one-time non-cash after-tax charge of approximately $9.3 million, which was recorded in the first quarter of the 2002 fiscal year as the cumulative effect of an accounting change. Adoption of the specific cost LIFO method has resulted in the recognition of the latest item costs in our reported gross margins, and has made our results more comparable to other major retailers in our industry.

Seasonality

        The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods. Note 19 to the Consolidated Financial Statements illustrates our quarterly results and provides an indication of the impact of seasonality on our results of operations.

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2003.

Recently Issued Accounting Pronouncements

        During the first quarter of 2003, we adopted Statement of Financial Accounting Standards ("FAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Rather, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS

No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, we reclassified from extraordinary charges to debt extinguishment costs, for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years applicable to income before income taxes and cumulative effect of accounting change were adjusted commensurately. Reported net income remained unaffected by the reclassification, and thus, this adoption did not have an impact on our results of operations, financial position or cash flows.

        During the first quarter of 2003, we adopted FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have an impact on our results of operations, financial position or cash flows.

        In September 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit provided should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, we changed our accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund the costs of running specific radio advertising promotions. All other promotional advertising allowances are treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on our consolidated results of operations, financial position or cash flows. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the period during which such purchases are sold. This provision was required to be applied to all new arrangements initiated after November 21, 2002 and was consistent with our historical practice.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for certain guarantees issued after January 1, 2003. The adoption of this interpretation did not have a material impact on our results of operations, financial position or cash flows.

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

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. As initially issued, the consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003 and, for older entities, in the first fiscal year or interim period beginning after June 15, 2003. In addition, certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB, at their October 8, 2003 meeting, deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003, with early adoption encouraged. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities that would require consolidation under FIN 46 and FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our results of operations, financial position or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. Variable rate debt outstanding under our Credit Agreement was approximately $70.4 million at December 27, 2003. At December 27, 2003, the weighted average combined interest rate in effect on all borrowings under the Credit Agreement was 2.90%. A 0.50% change in interest rates applied to the $70.4 million balance of floating rate debt existing at December 27, 2003 would affect pre-tax annual results of operations by approximately $0.4 million. In addition, we also have $201.0 million of Convertible Notes outstanding at December 27, 2003. These notes bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Stockholders of Duane Reade Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Duane Reade Inc. and its subsidiaries (the "Company") at December 27, 2003 and December 28, 2002 and the results of their operations and their cash flows for each of the 52-week periods ended December 27, 2003, December 28, 2002 and December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
New York, NY

February 23, 2004, except for Note 20,
as to which the date is March 11, 2004

DUANE READE INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	$1,383,828	$1,274,451	$1,143,564
Cost of sales	1,087,092	988,033	871,215

Gross profit	296,736	286,418	272,349

Selling, general & administrative expenses	227,910	198,513	172,972
Labor contingency expense	12,600	—	—
Transaction expenses	644	—	—
Insurance recovery	—	(9,378)	—
Depreciation and amortization	32,335	26,935	26,634
Store pre-opening expenses	1,063	2,086	1,667

	274,552	218,156	201,273

Operating income	22,184	68,262	71,076
Interest expense, net	14,117	17,925	27,623
Debt extinguishment	812	11,371	2,616

Income before income taxes and cumulative effect of accounting change	7,255	38,966	40,837
Income tax expense	(2,181)	(14,127)	(16,107)

Income before cumulative effect of accounting change	5,074	24,839	24,730
Cumulative effect of accounting change, net	—	(9,262)	—

Net income	$5,074	$15,577	$24,730

Per common share—basic:
Income before cumulative effect of accounting change	$0.21	$1.04	$1.18
Cumulative effect of accounting change	—	(0.39)	—

Net income	$0.21	$0.65	$1.18

Weighted average common shares outstanding	24,043	23,852	20,984

Per common share—diluted:
Income before cumulative effect of accounting change	$0.21	$1.01	$1.13
Cumulative effect of accounting change	—	(0.38)	—

Net income	$0.21	$0.63	$1.13

Weighted average common shares outstanding	24,427	24,563	21,851

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 27, 2003	December 28, 2002
Assets
Current assets
Cash	$1,252	$4,183
Receivables, net	53,689	62,008
Inventories	259,765	220,338
Deferred income taxes	8,150	5,416
Prepaid expenses and other current assets	19,504	16,006

Total current assets	342,360	307,951
Property and equipment, net	189,469	169,507
Goodwill, net of accumulated amortization of $35,323	161,318	160,403
Deferred income taxes	5,543	6,489
Other assets	88,836	85,173

Total assets	$787,526	$729,523

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$85,258	$57,776
Accrued interest	1,633	2,192
Accrued expenses	27,489	27,453
Current portion of long-term debt	—	3,962
Current portion of capital lease obligation	422	472

Total current liabilities	114,802	91,855
Long-term debt	271,385	263,782
Capital lease obligation, less current portion	1,103	1,525
Other non-current liabilities	62,915	42,493

Total liabilities	450,205	399,655

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,403,550 and 24,037,742 shares	244	240
Paid-in capital	331,917	329,542
Retained earnings	5,160	86

Total stockholders' equity	337,321	329,868

Total liabilities and stockholders' equity	$787,526	$729,523

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net income	$5,074	$15,577	$24,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,271	28,836	28,098
Deferred income taxes	(1,788)	12,973	9,758
Effect of accounting change, net	—	9,262	—
Gain on sale of assets	—	—	(1,379)
Other	9,181	4,283	7,393
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	8,319	(4,323)	(12,816)
Inventories	(38,308)	(13,639)	(45,838)
Accounts payable	27,482	(11,312)	21,513
Prepaid and accrued expenses	(1,681)	6,857	(8,907)
Other assets and liabilities, net	4,894	(5,977)	3,210

Net cash provided by operating activities	47,444	42,537	25,762

Cash flows from investing activities:
Capital expenditures	(41,036)	(47,599)	(40,982)
Lease acquisition, customer file and other costs	(12,697)	(12,921)	(8,470)
Acquisition price adjustments	(1,382)	—	—
Proceeds from sales of assets	—	—	1,400

Net cash used in investing activities	(55,115)	(60,520)	(48,052)

Cash flows from financing activities:
Proceeds from common stock offering, net	—	—	130,446
Proceeds from convertible note offering	—	218,501	—
Repurchase of convertible notes	—	(14,977)	—
Repurchase of senior subordinated notes	(1,621)	(78,379)	—
Repayment of term loans	(65,091)	(91,068)	(101,579)
Net borrowings/(repayments) of revolving credit facility	70,353	(10,000)	(2,500)
Deferred financing costs	(2,191)	(8,000)	(2,106)
Proceeds from exercise of stock options	3,761	2,292	3,789
Repayment of capital lease obligations	(471)	(1,175)	(1,767)

Net cash provided by financing activities	4,740	17,194	26,283

Net (decrease) increase in cash	(2,931)	(789)	3,993
Cash at beginning of year	4,183	4,972	979

Cash at end of year	$1,252	$4,183	$4,972

Supplementary disclosures of cash flow information:
Cash paid for interest	$12,237	$19,435	$28,737
Cash paid for taxes on income, net of refunds received	$1,822	$(286)	$2,323
Acquisitions using common stock	$—	$13,197	$25,342
Property acquired under capital lease financing	$—	$2,176	$—

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Paid-in Capital	Retained Earnings (Deficit)			Comprehensive Income
	Shares	Amount $	Shares	Amount $				Total
Balance, December 30, 2000	—	$—	18,232,339	$182	$154,536	$(40,221)	$—	$114,497	$22,676
Common stock offering	—	—	4,000,000	40	130,406	—	—	130,446
Common stock issued for exercise of stock options	—	—	414,972	4	3,784	—	—	3,788
for acquisitions	—	—	776,111	8	25,334	—	—	25,342
FMV of interest rate swap	—	—	—	—	—	—	(3,596)	(3,596)	$(3,596)
Net income	—	—	—	—	—	24,730	—	24,730	24,730

Balance, December 29, 2001	—	—	23,423,422	234	314,060	(15,491)	(3,596)	295,207	$21,134

Common stock issued
for exercise of stock options	—	—	165,018	2	2,289	—	—	2,291
for acquisitions	—	—	449,302	4	13,193	—	—	13,197
Termination of interest rate swap	—	—	—	—	—	—	3,596	3,596	$3,596
Net income	—	—	—	—	—	15,577	—	15,577	15,577

Balance, December 28, 2002	—	—	24,037,742	240	329,542	86	—	329,868	$19,173

Common stock issued
for exercise of stock options	—	—	365,808	4	3,757	—	—	3,761
Acquisition price adjustment	—	—	—	—	(1,382)	—	—	(1,382)
Net income	—	—	—	—	—	5,074	—	5,074	$5,074

Balance, December 27, 2003	—	$—	24,403,550	$244	$331,917	$5,160	$—	$337,321	$5,074

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE INC.

Notes to Consolidated Financial Statements

1.    Organization and Summary of Significant Accounting Policies

        Duane Reade Inc. (the "Company") was formed on June 16, 1992 as part of an acquisition of Duane Reade, a New York General Partnership and the primary operating entity. The Company and a wholly-owned subsidiary, DRI I Inc. ("DRI"), are general partners in Duane Reade. Duane Reade was originally founded in 1960 as a family-owned business in the financial district of Manhattan in New York City. The Company completed an initial public offering in February 1998 and a follow-on public offering in June 2001. As of December 27, 2003, Duane Reade operated 241 drug stores throughout New York City and the surrounding metropolitan areas of New York and northeastern New Jersey.

        The primary assets of Duane Reade Inc. are its ownership of 99% of the outstanding partnership interest of Duane Reade, a New York general partnership, and ownership of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade. Substantially all of the Company's operations are conducted through Duane Reade. In August 1999, the Company established two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc. Duane Reade distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade the properties subject to those leases.

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

        The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors. The guarantees of the subsidiary guarantors, which relate to the Company's obligations under its Credit Agreement (more clearly described in Note 9), are full and unconditional, joint and several.

        Reporting year:    The fiscal year for the Company is the 52- or 53-week reporting period ending on the last Saturday in December. Each of the years presented contains 52 weeks.

        Cash and cash equivalents:    Cash and cash equivalents include short-term highly liquid investments in AAA-rated money market funds, with a maturity of three months or less from the date of acquisition. The Company places its temporary cash in short-term investments with various financial institutions and limits the amount of credit exposure to any one institution.

        Receivables:    Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company's accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any others deemed potentially uncollectible. In addition, based on its historical collection experience, the Company reserves against those vendor receivables that it deems to be potentially uncollectible. The Company has provided an aggregate allowance for doubtful accounts of $5.2 million and $5.0 million at December 27, 2003 and December 28, 2002 respectively. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

        Inventories and cost of sales:    Inventories are stated at the lower of cost or market with cost determined using the specific cost last-in, first-out ("LIFO") method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 27, 2003, inventories would have been $0.3 million greater if they were valued at the lower of specific first-in, first-out cost or market. The Company's primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is accounted for as owned inventory and is included on the Company's balance sheet at LIFO cost. As of December 27, 2003 and December 28, 2002, there was approximately $31.9 million and $24.8 million of prescription drug inventory over the $30.0 million consignment limit included in the Company's consolidated balance sheets. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income amounted to approximately $1.5 million, $4.0 million and $6.6 million in 2003, 2002 and 2001, respectively. The Company did not realize any revenue from the sale of market related data in 2003, compared to $1.5 million and $4.0 million realized in 2002 and 2001, respectively.

        Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are calculated using the half-year convention and straight-line method over the estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	5-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining asset life

        Other assets:    Deferred financing costs are amortized using the interest method, over the term of the underlying debt. Pharmacy customer file and lease acquisition costs are amortized over the useful life, generally seven years and the remaining life of the lease, respectively.

        In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred in the development of internal-use software. The Company capitalized $4.5 million, $3.3 million and $1.4 million of computer software during the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

        Intangible assets:    The carrying values of goodwill, identifiable intangibles and long-lived fixed assets are reviewed and evaluated by the Company as of the year-end balance sheet date, or, if applicable, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For intangible assets (excluding goodwill) and long-lived fixed assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of identifiable intangibles or fixed assets has been impaired, an appropriate write-down would be recorded. As required by Statement of Financial Accounting Standards ("FAS") No. 142 (FAS 142) "Goodwill and Other Intangible Assets," goodwill is evaluated at least annually. The Company performs its goodwill evaluation based upon the market capitalization of the Company's common stock. Should the results of this test indicate the existence of impairment, an appropriate write-down would be recorded. During the 2001 fiscal year, the Company adopted FAS 142 for goodwill related to acquisitions completed after June 30, 2001. Under this pronouncement, non-impaired goodwill for acquisitions completed after June 30, 2001 is no longer amortized. Beginning in 2002, the Company adopted the provisions of FAS 142 for goodwill acquired prior to July 1, 2001 and, accordingly, no longer amortizes any of the goodwill recorded in its consolidated financial statements.

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold.

        Advertising expenses:    Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, advertising expense amounted to $8.5 million, $9.0 million and $10.9 million, respectively.

        Pre-opening expenses:    Store pre-opening costs, other than capital expenditures, are expensed when incurred.

        Income taxes:    Income taxes are accounted for under the liability method prescribed by FAS No. 109. Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized.

        Change of accounting method:    As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar-based first-in, first-out ("FIFO") method to a specific cost-based last-in, first-out ("LIFO") method. The specific cost LIFO method more accurately values inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method reflects the impact of inflation in the Company's gross margin. The effect of changing from the retail method to the specific cost method was a reduction in inventory of $16.0 million, resulting in a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($0.39 per basic common share and $0.38 per diluted common share, respectively). The cumulative effect of changing from FIFO to LIFO on periods prior to December 30, 2001 cannot be determined. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable.

        Recently issued accounting standards:    During the first quarter of 2003, the Company adopted FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Rather, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company reclassified from extraordinary charges to debt extinguishment costs, for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax debt extinguishment costs of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years applicable to income before income taxes and cumulative effect of accounting change were adjusted commensurately. Reported net income remained unaffected by the reclassification, and thus, this adoption did not have an impact on the Company's results of operations, financial position or cash flows.

        During the first quarter of 2003, the Company adopted FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have an impact on the Company's results of operations, financial position or cash flows.

        In September 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit provided should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, the Company changed its accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund the costs of running specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the period during which such purchases are sold. This provision is required to be applied to all new arrangements initiated after November 21, 2002 and is consistent with the Company's historical practice.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,

Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for certain guarantees issued after January 1, 2003. The adoption of this interpretation did not have a material impact on the Company's results of operations, financial position or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. As initially issued, the consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003 and, for older entities, in the first fiscal year or interim period beginning after June 15, 2003. In addition, certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB, at their October 8, 2003 meeting, deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003, with early adoption encouraged. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. The Company does not have any variable interest entities that would require consolidation under FIN 46 and FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's results of operations, financial position or cash flows.

        During the third quarter of 2001, the Company adopted FAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, for acquisitions completed after June 30, 2001. This adoption eliminated goodwill amortization for these acquisitions and did not have a material impact on the Company's financial position, results of operations or cash flows. Beginning in fiscal 2002, the application of these pronouncements also eliminated amortization of goodwill for acquisitions completed prior to July 1, 2001. As a result, total Company amortization expense for 2003 and 2002 was reduced by approximately $4.3 million annually.

        Had the provisions of FAS 142 been in effect for the fiscal year ended December 29, 2001, goodwill amortization would have been eliminated, increasing net income and earnings per share as follows (dollars in thousands):

Fiscal Year Ended 12/29/01
Income before cumulative effect of accounting change, as reported	$24,730
Goodwill amortization, net of tax	2,608

Adjusted income before cumulative effect of accounting change	$27,338

Net income, as reported	$24,730
Goodwill amortization, net of tax	2,608

Adjusted net income	$27,338

Per common share—basic:
Income before cumulative effect of accounting change, as reported	$1.18
Goodwill amortization, net of tax	0.12

Adjusted income before cumulative effect of accounting change	$1.30

Net income, as reported	$1.18
Goodwill amortization, net of tax	0.12

Adjusted net income	$1.30

Per common share—diluted:
Income before cumulative effect of accounting change, as reported	$1.13
Goodwill amortization, net of tax	0.12

Adjusted income before cumulative effect of accounting change	$1.25

Net income, as reported	$1.13
Goodwill amortization, net of tax	0.12

Adjusted net income	$1.25

        Employee stock option plans:    At December 27, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. In December 2002, FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

        The Company previously adopted FAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under FAS No. 123, has elected to apply the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of

APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	2003	2002	2001
Net income, as reported	$5,074	$15,577	$24,730
Adjust: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects.	7,450	(3,867)	(3,125)

Pro forma net income	$12,524	$11,710	$21,605

Earnings per share:
Basic—as reported	$0.21	$0.65	$1.18
Basic—pro forma	$0.52	$0.49	$1.03
Diluted—as reported	$0.21	$0.63	$1.13
Diluted—pro forma	$0.52	$0.48	$0.99

        As described in more detail in Note 15, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer, and, on October 1, 2003, issued 1,320,947 options at an exercise price of $16.55 per share to replace those options cancelled. The pro forma compensation income shown in the table above for the 2003 fiscal year includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options, partially offset by compensation expense of $2.3 million attributable to the new options (including replacement options) granted in 2003.

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

        Use of estimates:    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Significant estimates used in the preparation of the consolidated financial statements included herein follow:

        Uncollectible accounts receivable:    The Company's accounts receivable primarily consists of amounts due from third party prescription plans, vendors and credit card processors. The Company fully reserves for all prescription plan receivables over 120 days old that are unpaid at the evaluation date, as well as any others deemed potentially uncollectible at the balance sheet date. Although the majority of vendor receivables are collected through authorized deductions against purchases, the Company reserves for the portion of such vendor receivables that it considers to be potentially uncollectible. Credit card receivables are normally collected within five days. The Company believes that this method provides adequate assurance that such balances are reflected at net realizable value at the balance sheet dates.

        Inventory shrinkage:    Inventory balances are presented net of the Company's estimated provision for shrink, which is based on the most recent chain-wide trends. The Company takes physical inventories of front-end merchandise in its distribution centers as well as both front-end and pharmacy merchandise in its stores at least once per year. All store inventories are taken on a staggered cycle basis throughout the year.

        Property and equipment useful lives:    Useful lives for property and equipment are established for each common asset class and are based on the Company's historical experience.

        General liability insurance claims:    Liabilities for the self-insured portion of general liability insurance claims are primarily related to customer accidents. The Company's policy is to recognize such liabilities based on estimates of the self-insured portion of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date.

        Other loss contingencies:    Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

        Net income per common share:    Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FAS No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's "in-the-money" stock options. Of the options to purchase 2,226,939 and 2,563,185 shares of common stock outstanding at December 27, 2003 and December 28, 2002, respectively, options to purchase 1,569,032 shares at December 27, 2003 and 1,492,258 shares at December 28, 2002 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive. Dilutive potential common shares do not include any potential shares that could be issued relative to the Company's 2.1478% Convertible Notes (see Note 9 for a description of the relevant conversion terms of the Convertible Notes).

        Significant vendor relationships:    The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company's primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on the Company's results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

2.    Planned Merger with Oak Hill

        On December 23, 2003, we announced that we had entered into a definitive merger agreement to be acquired by Duane Reade Acquisition Corp. ("Duane Reade Acquisition"), an affiliate of Oak Hill Capital Partners, L.P. ("Oak Hill"). Under the terms of the merger agreement, which remains subject to our stockholders' approval, stockholders would receive $17.00 per share in cash, without interest. The purchase price represents a 22.8% premium over the $13.84 per share average closing price of our common stock for the 30 trading days immediately preceding the announcement of the merger transaction. The aggregate value of the merger transaction exceeds $740 million, including the repayment of indebtedness. The transaction was unanimously approved by the independent members of Duane Reade's board of directors. The equity financing necessary for the merger will be provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. The debt financing necessary for the merger will be provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Cuti and certain other senior members of management will, at the closing of the transaction, have equity interests in the acquiring entity. The closing of this transaction is subject to certain terms and conditions, including receipt of stockholder approval and the proceeds from the financing to be provided by third parties. The merger agreement is subject to a termination fee of approximately $12 million (including $2 million of expenses) to be paid by the Company if the merger agreement is terminated under certain circumstances. In connection with the merger, the Company intends to file relevant materials with the Securities and Exchange Commission, including a proxy statement, and the acquiring entities will file other revelant documents with the Securities and Exchange Commission. BECAUSE THOSE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION, HOLDERS OF DUANE READE COMMON STOCK ARE URGED TO READ THEM, IF AND WHEN THEY BECOME AVAILABLE. When filed with the Securities and Exchange Commission, they will be available for free (along with any other documents and reports filed by Duane Reade with the Securities and Exchange Commission) at its website, www.sec.gov, and Duane Reade stockholders will receive information at an appropriate time on how to obtain transaction-related documents for free from Duane Reade. Such documents are not currently available. A special meeting of Duane Reade's stockholders will be convened as soon as practicable after the filing of definitive proxy materials with the Securities and Exchange Commission. We currently anticipate consummating the merger in the second calendar quarter of 2004.

        Duane Reade Shareholder, LLC, Duane Reade Holdings, Inc. and Duane Reade Acquisition Corp. were formed as the acquiring entities at the direction of the equity sponsors, which currently include Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and certain members of Duane Reade's management. Andrew J. Nathanson and Tyler J. Wolfram are the initial directors of each newly formed Delaware corporation. These entities and their directors and officers may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. As of the date of this communication, Mr. Nathanson has an indirect interest (through his participation in an investment partnership) of less than 1% in the outstanding shares of the common stock of Duane Reade and none of the other forgoing participants has any direct or indirect interest, by security holdings or otherwise, in Duane Reade.

        Duane Reade and its directors and executive officers may be deemed to be participants in the solicitation of proxies from its stockholders in connection with the proposed transaction. Certain information regarding the participants and their interest in the solicitation is set forth in the proxy statement for Duane Reade's 2003 annual meeting of stockholders filed with the SEC on April 10, 2003 and the Form 4's filed by Duane Reade's directors and executive officers since April 10, 2003.

Stockholders may obtain additional information regarding the interests of such participants by reading the proxy statement relating to the proposed transaction when it becomes available.

3.    Acquisitions

        During 2003, 2002 and 2001, the Company acquired pharmacy customer files (which were merged into an existing store) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). The table below provides detail of this acquisition activity for each of the years presented (dollars in millions).

	2003	2002	2001
Customer prescription files	7	10	5
Pharmacy establishments	2	8	13

Total acquisitions	9	18	18

Cash consideration	$6.2	$6.0	$2.2
Common stock consideration	—	13.2	25.3

Total acquisition cost	$6.2	$19.2	$27.5

Purchase price allocation:
Identifiable intangibles	$4.0	$14.3	$12.4
Goodwill	0.9	2.0	11.1
Inventory	1.1	2.0	2.3
Property and equipment	0.5	2.5	3.1
Other assets	—	0.1	0.3
Accruals and liabilities	(0.3)	(1.7)	(1.7)

Total	$6.2	$19.2	$27.5

        The operations of the acquired pharmacies have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations of the Company.

4.    Receivables

        Receivables, net of allowances, are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Third party pharmacy plans	$33,672	$33,532
Due from vendors	17,379	25,244
Credit cards and other receivables	2,638	3,232

	$53,689	$62,008

5.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Prepaid rent / real estate receivables	$4,631	$4,223
Insurance claims receivable	2,141	2,874
Prepaid insurance	1,930	886
Prepaid cigarette taxes	2,006	1,495
Prepaid leases & contracts	1,364	1,316
Miscellaneous prepaids & receivables	7,432	5,212

	$19,504	$16,006

6.    Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Furniture, fixtures and equipment	$128,167	$115,444
Building and leasehold improvements including construction in progress	141,494	123,390

	269,661	238,834
Less accumulated depreciation and amortization	80,192	69,327

	$189,469	$169,507

        Depreciation and amortization of property and equipment was $21.6 million, $18.2 million and $14.7 million in fiscal years 2003, 2002 and 2001, respectively.

7.    Other Assets

        Other assets are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Lease acquisition costs (net of accumulated amortization of $14,762 and $10,665)	$34,236	$35,469
Customer lists (net of accumulated amortization of $16,714 and $12,030)	19,517	21,146
Executive split dollar life insurance policies	14,821	8,311
Software & systems development costs (net of accumulated amortization of $11,531 and $10,326)	8,944	5,618
Deferred financing costs (net of accumulated amortization of $13,336 and $10,700)	6,842	7,318
Security deposits	2,273	2,546
Other	2,203	4,765

	$88,836	$85,173

For the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, amortization of intangible assets amounted to $12.7 million, $10.7 million and $9.1 million, respectively. For the 2004 through 2008 fiscal years, based on the intangible asset values at December 27, 2003, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $11.9 million, $11.4 million, $9.8 million, $8.0 million and $6.5 million, respectively.

8.    Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Accrued salaries and benefits	$4,480	$4,941
Insurance related claims costs	1,947	2,493
Sales tax payable	1,577	1,269
Expense payables	3,479	3,518
Income tax payable	9,633	9,445
Accrued professional fees	1,812	352
Other	4,561	5,435

	$27,489	$27,453

9.    Debt

        Long-term debt is summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
2.1478% Senior Convertible Notes	$201,032	$201,032
Revolving credit facility	70,353	—
Term loan facility	—	65,091
9.25% Senior Subordinated Notes	—	1,621

	271,385	267,744
Less-current portion	—	3,962

	$271,385	$263,782

        Credit Agreement:    In 1998, the Company entered into a Credit Agreement (the "Original Credit Agreement") with certain affiliates of Donaldson, Lufkin and Jenrette (the "DLJ Entities") and various financial institutions. The Original Credit Agreement was comprised of a revolving credit facility of up to $30.0 million and term loans totaling $130.0 million.

        As the financing requirements of the Company increased, reflecting the growth in the Company's acquisition activity and new store development, the Original Credit Agreement was amended and restated commensurately. Each subsequent change provided the Company with increased availability of revolving and/or term loan borrowings (including additional term loans), which were used for capital expenditures, working capital needs and general corporate purposes.

        In June 2001, the Company completed a follow-on equity offering that raised proceeds of $130.4 million. These proceeds were used to reduce revolver borrowings and to retire portions of its term loans under the Original Credit Agreement. As a result of this equity offering and the related improvements in the Company's leverage ratios and reductions in outstanding borrowings under the Original Credit Agreement, the Company negotiated improved financing terms and on July 10, 2001, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Senior Credit Agreement").

        The Senior Credit Agreement resulted in a refinancing of the Company's then outstanding Term B and Term C loans into a new Term B loan with reduced LIBOR margins and an extended maturity date. The LIBOR margin on the new Term B loan was reduced to 2.50% from 3.00% on the Term B and Term C loans in effect prior to the refinancing. Additionally, the Senior Credit Agreement provided for an increase in permitted revolver borrowings from $60.0 to $100.0 million of which $80.0 million was made available as of the date of the refinancing. Annual permitted capital expenditures were increased from $30.0 to $50.0 million and certain restrictive covenants were modified to provide the Company with additional flexibility.

        On July 21, 2003, the Company completed the refinancing of the Senior Credit Agreement. The new credit facility (the "Credit Agreement") is an asset-based revolving loan under which all of the Company's cash receipts are swept daily into a concentration account under the control of the administrative agent for the lenders and applied to reduce any outstanding revolver borrowings. This credit facility uses a pre-determined percentage of the current value of the Company's inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200.0 million. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company. In addition, the Credit Agreement has been guaranteed by each of the Company's corporate subsidiaries, and such guarantees are secured by substantially all assets of such guarantors. The guarantees of the subsidiary guarantors are full and unconditional, joint and several. The Credit Agreement matures on July 20, 2008.

        Under this new facility, approximately $103.5 million was borrowed and used to repay in full the outstanding balances of Term A, Term B and revolver borrowings under the Senior Credit Agreement, as well as accumulated interest to the repayment date and certain expenses associated with the new financing. At December 27, 2003, there was $70.4 million outstanding under the revolving credit facility, and approximately $122.9 million of remaining availability, net of $2.1 million reserved for standby letters of credit. Borrowings under the Credit Agreement are principally LIBOR-based. The margin on these borrowings is fixed at 1.75% for the first year, and is subject to a sliding scale adjustment thereafter, based on remaining levels of availability.

        The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the new Credit Agreement have not exceeded 90 percent of the borrowing base and as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement or in the indenture related to the Convertible Notes.

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

        As more fully detailed in the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 21, 2002, holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of the Company's common stock, subject to adjustment, only if (1) the sale price of the Company's common stock reaches the "conversion trigger price," as defined, of $44.60 per share, (2) the trading price of the notes falls below 103% of the "average conversion value," as defined, (3) the notes are called for redemption, or (4) specified corporate transactions, including a consolidation, merger, or a transfer of all or substantially all of our assets have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture governing the Convertible Notes. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company currently intends to settle any conversions in cash.

        Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. Holders of the notes may require the Company to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase if the Company experiences a change of control. The Company's planned acquisition by Duane Reade Acquisition would result in a change of control. The Company expects substantially all holders will exercise this change of control right if this transaction is consummated.

        The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        9.25% Senior Subordinated Notes due February 15, 2008:    In 1998, the Company issued $80.0 million aggregate principal amount of Senior Subordinated Notes, which bore interest at a rate of 9.25% per annum, payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 1998 and which were to mature on February 15, 2008. The Senior Subordinated Notes represented senior subordinated unsecured obligations of the Company. The Company's payment obligations under the Senior Subordinated Notes were guaranteed on a senior subordinated basis by all of the Company's present and future subsidiaries.

        On June 3, 2002, the Company completed a Tender Offer, in which $78.4 million of the total $80.0 million of Senior Subordinated Notes outstanding were tendered. In satisfying this Tender Offer, the Company paid a total of $87.1 million from the balance of the proceeds of the 2002 Offering. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million). On February 18, 2003, the Company retired the remaining $1.6 million principal amount of the outstanding Senior Notes. The total cash outlay required for this retirement, including principal ($1.6 million), early termination premiums ($0.1 million) and accrued interest earned from August 15, 2002 to the payment date ($0.1 million), amounted to approximately $1.8 million.

        At December 27, 2003, the aggregate maturities of debt are as follows: (dollars in thousands):

2004	$—
2005	—
2006	—
2007	—
2008	70,353
Thereafter	201,032

$271,385

10.    Capital Lease Obligation

        As of December 27, 2003, the present value of the capital lease obligation was $1.3 million. Such obligation is payable in monthly installments and bears interest at a rate of 9.3%. At December 27, 2003, the aggregate maturity of the capitalized lease obligation is as follows (in thousands):

2004	$422
2005	462
2006	507
2007	134
2008	—

$1,525

11.    Other Non-current Liabilities

        Other non-current liabilities are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Deferred rent	$42,918	$34,467
Labor contingency	12,600	—
Deferred income	6,866	7,537
Other	531	489

	$62,915	$42,493

        Deferred income primarily consists of various vendor rebates and real estate-related income to be recognized over the lives of the respective agreements.

12.    Stockholders' Equity

        Preferred Stock—The Company's preferred stock is composed of two separate issues: (a) Preferred stock, par value $0.01 per share, consisting of 5,000,000 authorized shares, of which there were no shares issued or outstanding at December 27, 2003, and (b) Series A preferred stock, par value $0.01 per share, consisting of 75,000 authorized shares, of which there were no shares issued or outstanding at December 27, 2003. The Series A preferred shares are reserved for issuance in the event that the Shareholder Rights Plan is enacted in response to a potential attempted change of control.

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

        Common Stock—The Company's authorized common stock, par value $.01 per share, consists of 75,000,000 shares of which 24,403,550 shares were issued and outstanding at December 27, 2003.

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

        Upon liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to receive on a pro-rata basis the assets of the Company that are legally available for distribution, after payment of all debts and other liabilities and subject to the preferential rights of any holders of preferred stock.

        On June 13, 2001, the Company completed a follow-on equity offering which included 4,000,000 primary shares and 4,050,000 secondary shares of its common stock. This resulted in $130.4 million net proceeds to the Company after deducting various expenses related to the offering. In addition, the Company received proceeds of $0.5 million resulting from the exercise of stock options related to a portion of the shares of selling stockholders sold as secondary shares in the offering. The net proceeds to the Company from the sale of the primary shares, together with the proceeds it received from the related exercise of stock options, were used to repay a portion of amounts outstanding under the Company's then existing Senior Credit Agreement. The secondary shares were sold by certain selling stockholders primarily affiliated with private equity funds managed by Credit Suisse First Boston ("CSFB") as well as by certain members of management.

        Shareholder Rights Plan—On September 12, 2002, the Company entered into a Shareholder Rights Plan with EquiServe Trust Company, N.A., as rights agent, pursuant to which rights to purchase the Company's series A preferred stock were distributed to holders of the Company's common stock on September 30, 2002. The Company entered into an amendment to the Shareholder Rights Plan on December 19, 2003 to correct a typographical error in the Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to ensure that any strategic transaction undertaken by the Company will be one in which all stockholders can receive fair and equal treatment and to guard against partial tender offers, open market accumulations and other abusive tactics that might result in unequal treatment of stockholders.

        Generally, the rights become exercisable only if a person or group acquires 15% or more of the Company's common stock or announces the commencement of, or an intention to make, a tender offer or exchange offer that may result in any person or group becoming the owner of 15% or more of the Company common stock.

        Under the Shareholder Rights Plan, a merger or other acquisition transaction that would otherwise trigger the Shareholder Rights Plan may be pre-approved by the Company's board of directors, in which case the rights of rights holders under the Shareholder Rights Plan are terminated. If a person or group acquires a block of 15% or more of the Company's common stock in connection with an offer or transaction which has not been pre-approved by the Company's board of directors, each right will then entitle its holder (but not a holder of 15% or more of the Company's common stock) to purchase the number of shares of the Company's common stock having a market value of twice the right's purchase price. The planned merger with Duane Reade Acquisition was pre-approved by the Company's board of directors (with Mr. Cuti not participating) and therefore the rights will not be triggered by the merger agreement or the merger and the rights will automatically terminate in the event of the consummation of the merger.

        The rights have no voting privileges prior to exercise and the board of directors may terminate the Shareholder Rights Plan at any time or redeem outstanding rights at a price of $0.01 per right at any time prior to a person or group acquiring beneficial ownership of 15% or more of the Company's outstanding common stock. The rights expire on September 30, 2012, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.

13.    Income Taxes

        The income tax provision, before the cumulative effect of an accounting change, for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 consists of the following (in thousands):

	December 27, 2003	December 28, 2002	December 29, 2001
Current:
Federal	$1,059	$11,948	$8,906
State & Local	2,910	1,379	1,018
Deferred:
Federal	993	2,000	5,060
State & Local	(2,781)	(1,200)	1,123

	$2,181	$14,127	$16,107

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 27, 2003 and December 28, 2002 and are summarized as follows (in thousands):

	December 27, 2003	December 28, 2002
Deferred tax assets (liabilities)—current:
Deferred income	$1,574	$1,635
Inventories	759	(1,249)
Reserves	2,224	1,331
Other, net	3,593	3,699

	$8,150	$5,416

Deferred tax assets (liabilities)—non-current:
Deferred rent	$18,881	$14,821
Depreciation and amortization	(22,562)	(8,705)
Labor contingency	5,755	—
Settlements	(961)	(876)
Alternative minimum tax credits	1,674	1,452
Wage-based and other tax credits	8,006	5,452
Other, net	(5,250)	(5,655)

	$5,543	$6,489

Total net deferred tax assets	$13,693	$11,905

        The provision for income taxes for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax accounting income as a result of the following (dollars in thousands):

	December 27, 2003		December 28, 2002		December 29, 2001
Pre-tax accounting income	$7,255	100.0%	$38,966	100.0%	$40,837	100.0%

Statutory rate	2,539	35.0	13,638	35.0	14,293	35.0
State and local taxes, net of federal tax benefit	1,114	15.4	1,494	3.8	1,885	4.6
Goodwill amortization	—	—	—	—	977	2.4
Employment tax credits	(1,818)	(25.1)	(1,439)	(3.7)	(1,155)	(2.8)
Other	346	4.8	434	1.1	107	0.3

Effective tax rate	$2,181	30.1%	$14,127	36.3%	$16,107	39.4%

        The amounts presented for the 2002 and 2001 fiscal years differ from amounts disclosed in previous Annual Reports on Form 10-K as a result of the reclassification of after-tax extraordinary charges to pre-tax debt extinguishment charges, in accordance with the provisions of FAS 145. Note 1 to the Consolidated Financial Statements provides additional information with respect to this reclassification.

        The increase in 2003 in state and local taxes, net of federal tax benefit, as a percentage of pre-tax income is attributable to New York State tax legislation that became effective January 1, 2003.

14.    Commitments and Contingencies

        Leases:    Duane Reade leases most of its store facilities under operating lease agreements expiring on various dates through the year 2033. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 was $120.8 million, $99.4 million and $84.0 million, respectively.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 27, 2003 (including obligations under new store leases entered into but not opened as of December 27, 2003) are as follows (in thousands):

2004	$111,028
2005	110,579
2006	108,469
2007	104,413
2008	97,593
2009 to 2013	399,184
2014 to 2018	205,984
2019 to 2023	57,113
2024 to 2028	839
2029 to 2033	700

Total	$1,195,902

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

        During 2002, the Company initiated a legal action against its former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which the Company's single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The insurance carrier has appealed a number of the rulings by the trial court. It remains uncertain whether the Company will obtain a favorable resolution of the case. In fiscal 2002, the Company received an advance of approximately $9.4 million toward its business interruption claim that was recognized as a separate component of income in the accompanying consolidated statement of income.

        The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Senior Vice President and Chief Financial Officer, and Gary Charboneau, its Senior Vice President of Sales and Marketing, have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.'s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company's motion to dismiss the plaintiff's action, with prejudice. The plaintiffs have filed a notice of appeal. The Company continues to believe that the plaintiff's actions are completely baseless and wholly without merit, and intends to vigorously defend itself on appeal.

        The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with the Company's previously established reserves. The amount of attorney's fees owed to the plaintiffs' attorneys remains an open issue in the case, and the Company plans to vigorously defend claims by these attorneys for fees.

        The Company is a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. The Company believes that it has made sufficient contributions to these funds and that it has meritorious defenses to the claims being made by these funds. Accordingly, the Company intends to vigorously defend itself in these matters.

        The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously defend itself in this action. Discovery in this case has been concluded and it is expected to go to trial sometime in 2004.

        The Company is involved in litigation related to a dispute with the Allied Trades Council, a union representing employees in 139 of its stores. This litigation is more fully described in Note 20 to the consolidated financial statements.

        During 2001, the Company concluded the settlement of an arbitration proceeding related to the 1998 acquisition of Rock Bottom Stores, Inc. Settlement proceeds amounting to $6.0 million were received in full on October 4, 2001. The settlement was attributed to litigation-related costs ($3.7 million), goodwill ($1.3 million), and interest income ($1.0 million).

        A recent New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of our own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by us at this time.

        Litigation Relating to the Merger Transaction:    Duane Reade is aware of six purported class action complaints challenging the merger transaction that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York, referred to as the "New York Complaints." Two of the New York Complaints have been dismissed without prejudice. On January 28, 2004, the six Delaware actions were consolidated. The Delaware Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York Complaints named Oak Hill as a defendant.

        The Delaware Complaints and the pending New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade's stockholders in connection with the merger transaction by allegedly failing to: (1) appropriately value Duane Reade as a merger candidate; (2) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available; and (3) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: (a) an order that the complaints are properly maintainable as a class action; (b) a declaration that defendants have breached their fiduciary duties and other duties; (c) injunctive relief; (d) monetary damages; (e) attorneys' fees, costs and expenses; and (f) such other and further relief as the court may deem just and proper.

        Duane Reade believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

        Management Agreements:    The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

        On August 12, 2002, Anthony J. Cuti, the Company's Chairman, President and CEO and the Compensation Committee of the Board of Directors executed an amended and restated employment agreement (the "Employment Agreement") extending the term of Mr. Cuti's employment to December 31, 2004. The Employment Agreement provided for a continuation of his then existing salary of $750,000 per annum through December 31, 2002 and an increase to $850,000 per annum for calendar year 2003. Thereafter the Board of Directors may increase, but not decrease, Mr. Cuti's base salary. In addition, on each January 1 beginning with January 1, 2004, the rate of Mr. Cuti's base salary will be increased by the percentage increase in the Consumer Price Index For All Urban Consumers respecting New York, New York, as published by the Bureau of Labor Statistics for the 12-month period preceding such date. The Employment Agreement also provides for a continuation of annual incentive bonuses of up to 200% of Mr. Cuti's base salary if certain maximum performance targets are achieved. The Employment Agreement provides for an additional long-term cash target award of $975,000 if the maximum performance targets for both 2003 and 2004 are achieved. Mr. Cuti will also receive an increase in his annual supplemental employment retirement benefit to 50% of his maximum salary and annual incentive bonus increased by 2% for each full or partial year after age 60 that Mr. Cuti provides services to the Company as an employee or in any other capacity in which he is actively engaged by the Company as a director or consultant. As a result, the Company has increased the previously existing split dollar life insurance policy in an amount sufficient to yield the annual retirement benefits to Mr. Cuti. The Company believes that this split dollar life insurance policy complies with the provisions of the Sarbanes-Oxley Act; however, there can be no assurance that future interpretations or guidance to be provided by the SEC or other regulatory body concerning this Act will concur. Under terms more fully described in the Employment Agreement, upon Mr. Cuti's termination of employment for reasons other than cause, Mr. Cuti would be entitled to severance benefits equal to five years of his maximum base salary and incentive bonus (the "Severance Amount"), plus an additional 60% of the Severance Amount.

        On November 9, 1998, the Company extended a $2.0 million loan to Mr. Cuti. At December 27, 2003, Mr. Cuti had fully repaid all outstanding notes payable to the Company. Note 17 to these consolidated financial statements provides additional information regarding this transaction.

15.    Benefit Plans

        1992 Stock Option Plan—On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") may grant, to executives and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options are exercisable at such time or times as the Committee determines at or subsequent to grant. The term of the options set by the Committee shall not exceed 10 years. The Plan has been frozen with respect to future grants.

        At December 27, 2003, there were outstanding nonqualified stock options to purchase up to an aggregate of 26,565 shares of common stock, all of which are vested.

        Changes in options outstanding (including options granted outside the Plan) during 2003, 2002 and 2001 are summarized as follows:

	1992 Stock Option Plan
	Option price per share
	$0.58	$7.34- $12.77	$29.37	$40.86	Total Options	Wtd. Avg. Exercise Price
Options outstanding, December 30, 2000	406,353	71,702	13,783	15,156	506,994	$3.56
Options exercised	(168,000)	(68,952)	(2,745)	—	(239,697)	$2.87

Options outstanding, December 29, 2001	238,353	2,750	11,038	15,156	267,297	$4.18
Options exercised	(90,000)	—	—	—	(90,000)	$0.58
Options cancelled	(3)	(5)	(1,100)	(3,845)	(4,953)	$38.26

Options outstanding, December 28, 2002	148,350	2,745	9,938	11,311	172,344	$5.08
Options exercised	(124,530)	—	—	—	(124,530)	$0.58
Options cancelled	—	—	(9,938)	(11,311)	(21,249)	$35.49

Options outstanding, December 27, 2003	23,820	2,745	—	—	26,565	$1.84

Weighted average exercise price	$0.58	$12.77	$—	$—	$1.84
Weighted average remaining contractual life of outstanding options	2.8 years	1.3 years	—	—	2.7 years
Options exercisable at December 27, 2003	23,820	2,745	—	—	26,565
Weighted average exercise price of exercisable options	$0.58	$12.77	$—	$—	$1.84

        1997 Equity Participation Plan—During 1997, the Company adopted an Equity Participation Plan (the "1997 Equity Participation Plan"), as amended, which provides 3,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company. At December 27, 2003, options for 2,832,957 shares have been granted (net of options for 1,546,012 shares that have been cancelled) to employees and certain non-employee directors. Under the plan, options granted to employees generally vest 20% on each of the first through fifth anniversaries of the issue date, with some options subject to accelerated vesting if certain performance targets are achieved.

        Changes in options outstanding under the Equity Participation Plan during 2003, 2002 and 2001 are summarized as follows:

	1997 Equity Participation Plan
	Option price per share
	$8.33- $15.77	$16.50- $19.93	$21.24- $29.38	$31.10- $38.75	Total Options	Wtd. Avg. Exercise Price
Options outstanding, December 30, 2000	1,016,340	96,100	797,696	44,000	1,954,136	$16.28
Options granted	—	—	—	184,000	184,000	$31.71
Options exercised	(116,940)	(26,200)	(32,135)	—	(175,275)	$12.50
Options cancelled	—	(1,800)	(21,071)	—	(22,871)	$25.43

Options outstanding, December 29, 2001	899,400	68,100	744,490	228,000	1,939,990	$17.97
Options granted	5,000	25,000	545,350	54,000	629,350	$26.85
Options exercised	(35,268)	(11,700)	(28,050)	—	(75,018)	$15.44
Options cancelled	—	(5,700)	(17,231)	(80,550)	(103,481)	$29.65

Options outstanding, December 28, 2002	869,132	75,700	1,244,559	201,450	2,390,841	$19.88
Options granted	85,000	1,323,947	—	—	1,408,947	$16.48
Options exercised	(241,278)	—	—	—	(241,278)	$8.33
Options cancelled	(1,512)	(37,100)	(1,133,074)	(186,450)	(1,358,136)	$26.55

Options outstanding, December 27, 2003	711,342	1,362,547	111,485	15,000	2,200,374	$14.85

Weighted average exercise price	$9.23	$16.55	$27.66	$31.71	$14.85
Weighted average remaining contractual life of outstanding options	4.2 years	9.6 years	5.8 years	7.5 years	7.7 years
Options exerciseable at December 27, 2003	622,342	38,600	76,428	6,000	743,370
Weighted average exercise price of exerciseable options	$8.34	$16.50	$27.88	$31.71	$10.96

        Stock Option Exchange Offer—On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company's common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation

Plan with an exercise price equal to or in excess of $16.00 per share (other than certain options granted on May 7, 1999 pursuant to the Company's Deferred Compensation Stock Grant Program). At the close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock. On October 1, 2003, the Company granted 1,320,947 options to replace those previously exchanged. Each new option issued as a result of the exchange has an exercise price of $16.55 per share, reflecting the average closing price of the Company's common stock as reported on the New York Stock Exchange for the five day trading period ending immediately prior to the October 1, 2003 grant date. Each new option has a ten year term and vests in three equal annual installments, beginning on the first anniversary of the date of grant, except under certain change of control events, in which case the new options immediately become fully vested. The difference between the number of options originally exchanged and the number of options issued on October 1, 2003 represents options held by individuals who resigned or were terminated prior to the grant date and whose options were not reissued. This grant of stock options is considered non-compensatory, as the closing price of the Company's common stock on the grant date, $16.30 per share, was less than the exercise price of the options granted.

        401(k) Profit-Sharing Plan—The Company maintains an employee savings plan, pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC"), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. At the present time, the Company's common stock is not available as an investment option to participants under this plan. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, the Company incurred expenses of $0.4 million, $0.3 million and $0.3 million, respectively, related to employer matching contributions.

        Organized Labor Benefit Plans—Duane Reade's collective bargaining agreements with Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, the expenses for such plans were $5.6 million, $5.7 million and $8.4 million, respectively. The 2001 contributions also included amounts required under the Company's existing Allied Trades Council collective bargaining agreement. The Company, Allied Trades Council and the trustees of those Allied Trades Council plans are in litigation concerning the Company's contributions to those plans. See Note 20 to the consolidated financial statements for a more detailed explanation.

16.    Debt Extinguishment Charges

        During the 52 weeks ended December 27, 2003, the Company recorded total debt extinguishment charges of $0.8 million, which consisted of the following: (1) $0.7 million, representing the accelerated amortization of the remaining deferred financing costs associated with the term loan and revolving borrowings that were fully repaid as a result of the refinancing of the Company's Senior Credit Agreement with an asset-based revolving loan agreement, and (2) $0.1 million, representing the premium paid to the holders of the Senior Subordinated Notes and the accelerated amortization of deferred financing costs associated with the $1.6 million principal amount of the Senior Subordinated Notes that were retired.

        During the 52 weeks ended December 28, 2002, the Company recorded total debt extinguishment charges of $11.4 million, which consisted of the following: (1) $3.0 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under the Senior Credit Agreement that were repaid with the proceeds of the offering of Convertible Notes, (b) Senior Subordinated Notes that were purchased pursuant to a tender offer completed in June 2002, and (c) the December 2002 repurchase of a portion of the Convertible Notes, (2) $7.0 million associated with the payment of consent premiums and other expenses related to the tender offer, (3) $4.0 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the Senior Credit Agreement that were retired with proceeds from the Convertible Notes offering, and (4) a gain of $2.6 million related to the repurchase of a portion of the outstanding Convertible Notes.

        During the 52 weeks ended December 29, 2001, the Company recorded total debt extinguishment charges of $2.6 million, which consisted of the following: (1) $1.0 million, reflecting the accelerated amortization of deferred financing costs related to loans under the Company's Senior Credit Agreement that were repaid with the proceeds from the secondary stock offering, and (2) $1.6 million, reflecting the accelerated amortization of deferred financing costs related to loans under the Company's Senior Credit Agreement that were refinanced as a result of the implementation of the Fourth Amended and Restated Credit Agreement.

17.    Related Party Transactions

        On July 10, 2001, the Senior Credit Agreement was amended and restated, for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $1.8 million.

        In connection with the 2001 Offering, CSFB (an affiliate of a significant shareholder) served as the lead underwriter and received customary fees paid by the Company in the amount of approximately $2.7 million, for underwriting services related to sales of the primary shares. In addition, the DLJ Entities sold a total of 3,740,000 shares of common stock in the 2001 Offering, including an additional 995,000 shares pursuant to the exercise by the underwriters of an over-allotment option, and the total net proceeds to such DLJ Entities were approximately $122.8 million.

        On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan (the "CEO Loan") to the Company's Chief Executive Officer (the "Executive"). The CEO Loan bore interest at the rate of interest paid by the Company on its revolving loans outstanding under the Senior Credit Agreement. Thereafter, the CEO Loan would bear interest at LIBOR plus 300 basis points. As of December 27, 2003, the Executive repaid the Company in full for the total value of the principal and accumulated interest calculated to the repayment date, amounting to approximately $2.8 million.

        In 1998, the DLJ Entities extended a $1.0 million loan to Mr. Cuti. On December 19, 2002, Mr. Cuti repaid the Company in full for the combined amount of the four then outstanding promissory notes resulting from the Company's four annual payments, on Mr. Cuti's behalf, of principal and accrued interest related to such loan. The total amount repaid to the Company amounted to approximately $1.3 million.

        The Company is party to a consulting agreement with Transportation Services International ("TSI"), an entity operated by Mr. Cuti's brother, Joseph Cuti. TSI provides various trucking, logistical and warehousing consultative services to Duane Reade. The Company's agreement with TSI is terminable by either party. Duane Reade's payments to TSI totaled approximately $0.1 million annually in each of the 2003, 2002 and 2001 fiscal years.

18.    Income Per Common Share

        The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	Fiscal Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Income before cumulative effect of accounting change	$5,074	$24,839	$24,730
Cumulative effect of accounting change, net	—	(9,262)	—

Net income	$5,074	$15,577	$24,730

Weighted average number of shares outstanding—basic	24,043	23,852	20,984
Dilutive potential securities	384	711	867

Weighted average number of shares outstanding—diluted	24,427	24,563	21,851

Per common share—basic
Income before cumulative effect of accounting change	$0.21	$1.04	$1.18
Cumulative effect of accounting change	—	(0.39)	—

Net income	$0.21	$0.65	$1.18

Per common share—diluted
Income before cumulative effect of accounting change	$0.21	$1.01	$1.13
Cumulative effect of accounting change	—	(0.38)	—

Net income	$0.21	$0.63	$1.13

19.    Selected Quarterly Information (Unaudited)

Quarter	December 27, 2003	December 28, 2002
	In thousands, except per share amounts
Sales
First	$333,622	$305,804
Second	355,146	324,754
Third	338,630	312,818
Fourth	356,430	331,075

Year	$1,383,828	$1,274,451

Gross profit
First	$70,189	$69,450
Second	76,975	68,486
Third	72,110	72,771
Fourth	77,462	75,711

Year	$296,736	$286,418

Income (loss) before cumulative effect of accounting change
First	$3,112	$5,262
Second	4,058	2,330
Third	1,906	7,784
Fourth	(4,002)	9,463

Year	$5,074	$24,839

Net income (loss)
First	$3,112	$(4,000)
Second	4,058	2,330
Third	1,906	7,784
Fourth	(4,002)	9,463

Year	$5,074	$15,577

Per common share (basic):
Income (loss) before cumulative effect of accounting change
First	$0.13	$0.22
Second	0.17	0.10
Third	0.08	0.33
Fourth	(0.17)	0.39

Year	0.21	1.04

Net income (loss)
First	$0.13	$(0.17)
Second	0.17	0.10
Third	0.08	0.33
Fourth	(0.17)	0.39

Year	0.21	0.65

Per common share (diluted):
Income (loss) before cumulative effect of accounting change
First	$0.13	$0.22
Second	0.17	0.09
Third	0.08	0.32
Fourth	(0.16)	0.39

Year	0.21	1.01

Net income (loss)
First	$0.13	$(0.16)
Second	0.17	0.09
Third	0.08	0.32
Fourth	(0.16)	0.39

Year	0.21	0.63

20.    Subsequent Events

      The Company is a party to a National Labor Relations Board (NLRB) administrative proceeding regarding a dispute with the Allied Trades Council over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company's stores in a collective bargaining agreement that expired on August 31, 2001. The employees have been working pursuant to the terms of the Company's December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. The Company believes an impasse did in fact occur and as a result, the Company had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of the Company's employees. On February 18, 2004, an Administrative Law Judge ("ALJ") who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NRLB and enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union's pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ's recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full National Labor Relations Board in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full National Labor Relations Board decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that it has numerous meritorious defenses and arguments in response to the ALJ's recommendation.

        In light of the foregoing, while it is the Company's belief that the final financial outcome of this litigation cannot be determined at this time, the Company has recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003. This represents the best estimate of the loss that would result upon application of the Administrative Law Judge's recommendations. The Company notes that such charge is based upon the best facts available to it as of the date of this filing and, in the Company's opinion, such charge could be subject to significant modification in the future, upon review by the full National Labor Relations Board, the Federal Circuit Court of Appeals and completion of a compliance hearing. This charge reflects the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 27, 2003, reduced by a portion of the benefits the Company paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until the December 27, 2003 year end date. While this represents the Company's best estimate of the Administrative Law Judge's recommendation, the Company believes that the actual range of loss in this matter could be from $0 to approximately $27 million, if the ALJ recommendation is upheld and there is no offset for any benefits paid over this period.

        Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will also record additional non-cash pre-tax charges of approximately $1.1 million per quarter in future periods, which are calculated on the same basis as the charge recorded as of December 27, 2003.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  a)
  Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 27, 2003. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  b)
  Changes in Internal Controls.    Since December 27, 2003, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings "Election of Directors," "Executive Officers and Key Employees" and "Other Business for Meeting—Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement to be filed with the Securities and Exchange Commission is incorporated in this report by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained under the headings "Director Compensation," "Executive Compensation" and "Report of Compensation Committee" in our 2004 Proxy Statement is incorporated in this report by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the heading "Security Ownership of Certain Owners and Management" in our 2004 Proxy Statement is incorporated in this report by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the heading "Certain Relationships and Related Transactions" in our 2004 Proxy Statement is incorporated in this report by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information contained under the heading "Principal Accountant Fees and Services" in our 2004 Proxy Statement is incorporated in this report by reference in response to this item.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 23, 2003).
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade dated July 16, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2	Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).

10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.7	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.8	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.9	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.10	First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.11	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.12	Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
10.13	Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).
10.14	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.15	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16	Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.17	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.18		Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.19		Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.20		Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.21	*	Amendment No. 1 to Shareholder Rights Agreement, dated as of December 19, 2003, between the Company and EquiServe Trust Company, N.A., as Rights Agent.
14.1	*	Code of Business Conduct and Ethics
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.1	*	Consent of Independent Accountants
23.2	*	Consent of Independent Accountants
31.1	*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer
31.2	*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer
32.0	*	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO

*
Filed herewith.

(b)
Reports on Form 8-K:

  On December 23, 2003, the Company filed a Current Report on Form 8-K announcing that it had entered into an Agreement and Plan of Merger, dated as of December 22, 2003 with Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC, "DRS LLC"), the indirect parent of Duane Reade Acquisition, pursuant to which a wholly owned subsidiary of Shareholders LLC will merge with and into Duane Reade with Duane Reade remaining as the surviving corporation.

  On January 23, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company's anticipated financial results for the fiscal quarter and year ended December 27, 2003 and its outlook for the 2004 fiscal year.

  On February 19, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company's audited financial results for the fiscal year ended December 27, 2003 and its outlook for the 2004 fiscal year.

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

Dated: March 11, 2004
DUANE READE INC. (Registrant)
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 11, 2004:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ DAVID L. JAFFE David L. Jaffe	Director
/s/ CARL M. PRADELLI Carl M. Pradelli	Director
/s/ KEVIN ROBERG Kevin Roberg	Director
/s/ WILLIAM SIMON William Simon	Director
/s/ KENNETH B. WOODROW Kenneth B. Woodrow	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004
DRI I INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons in the capacities indicated with respect to DRI I Inc.:

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

Dated: March 11, 2004
DUANE READE INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer
DRI I INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ DAVID L. JAFFE David L. Jaffe	Director
/s/ CARL M. PRADELLI Carl M. Pradelli	Director*
/s/ KEVIN ROBERG Kevin Roberg	Director*
/s/ WILLIAM SIMON William Simon	Director*
/s/ KENNETH B. WOODROW Kenneth B. Woodrow	Director*

*
Duane Reade Inc. only.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004
DUANE READE REALTY, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons in the capacities indicated with respect to Duane Reade Realty Inc.:

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

Dated: March 11, 2004
DUANE READE INTERNATIONAL, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons in the capacities indicated with respect to Duane Reade International Inc.:

Name	Title

/s/ GARY CHARBONEAU Gary Charboneau	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ MICHELLE D. BERGMAN Michelle D. Bergman	Vice President and Director
/s/ THOMAS ORDEMANN Thomas Ordemann	Vice President and Director

QuickLinks

INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET PRICE RANGE OF COMMON STOCK
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
DUANE READE INC. Consolidated Statements of Income (In thousands, except per share amounts)
DUANE READE INC. Consolidated Balance Sheets (Dollars in thousands)
DUANE READE INC. Consolidated Statements of Cash Flows (In thousands)
DUANE READE INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
DUANE READE INC. Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES