Form 10-K/A
period 2003-12-27
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2004-04-26
CIK 1095722, 1095723, 895364, 895366, 1052796

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2003.

Commission file number 1-13843

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

        The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On June 27, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $260 million.

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

INDEX

		Page
PART I
Introduction		3
Recent Developments		3
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	4
ITEM 11.	Executive Compensation	7
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	15
ITEM 13.	Certain Relationships and Related Transactions	18
ITEM 14.	Principal Accountant Fees and Services	19
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	20
Signatures		23

Introduction

        On March 11, 2004, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (the "2003 10-K") with the Securities and Exchange Commission. In that filing, the information required by Part III was incorporated by reference to the Company's 2004 Proxy Statement, which was expected to be filed in April, 2004. In light of the proposed acquisition of the Company by affiliates of Oak Hill Capital Partners, L.P. (see "Recent Developments" below), the Company will delay its annual meeting to elect directors until after the Company's special meeting to consider the proposed acquisition. In the event the proposed transaction is consummated, the Company will not hold its annual meeting and will not file the Company's 2004 Proxy Statement for such meeting. As a result, the Company is filing this Amended 2003 10-K ("10-K/A") to include herein the information required by Part III.

Recent Developments

        In connection with the proposed transaction between Duane Reade and Oak Hill Capital Partners, L.P. ("Oak Hill"), Duane Reade and Oak Hill filed relevant materials with the Securities and Exchange Commission, including a preliminary proxy statement, which was filed on March 19, 2004. The definitive proxy statement will be sent to holders of Duane Reade common stock if and when it becomes available. Holders of Duane Reade common stock are urged to read the preliminary proxy statement on file with the Securities and Exchange Commission, the definitive proxy statement if and when it becomes available and any other relevant materials filed by Duane Reade with the Securities and Exchange Commission because they contain, or will contain, important information about Duane Reade, Oak Hill and the transaction. The preliminary proxy statement is available, and the definitive proxy statement will be available if and when it is filed, for free (along with any other documents and reports filed by Duane Reade and Oak Hill with the Securities and Exchange Commission) at the Securities and Exchange Commission's website, www.sec.gov. In addition, you may obtain documents filed with the Securities and Exchange Commission by Duane Reade free of charge by requesting them in writing from Duane Reade, Inc., 440 Ninth Avenue, New York, New York, 10001, Attention: Corporate Secretary, or by telephone at (212) 273-5700.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company.

Name	Age	Position
Anthony J. Cuti	58	Chairman of the Board, Chief Executive Officer and President
David L. Jaffe	45	Independent Director since 1997
Carl M. Pradelli	37	Independent Director since 2000
Kevin Roberg	53	Independent Director since 1998
William Simon	65	Independent Director since 2001
Kenneth B. Woodrow	59	Independent Director since 2002
Gary Charboneau	59	Senior Vice President—Sales and Marketing
John K. Henry	54	Senior Vice President, Chief Financial Officer, Assistant Secretary
Timothy R. LaBeau	49	Senior Vice President—Merchandising
Jerry M. Ray	56	Senior Vice President—Store and Pharmacy Operations
Joseph S. Lacko	62	Vice President—Information Technology

        Anthony J. Cuti has been our Chairman of the Board, Chief Executive Officer and President since April 1996. Prior to joining Duane Reade, Mr. Cuti served as President and as a member of the Board of Directors of Supermarkets General and Pathmark from 1993 to 1996 and, prior to being named President of Supermarkets General and Pathmark, Mr. Cuti was Executive Vice President and Chief Financial Officer of Supermarkets General. From 1984 to 1990, he was the Chief Financial Officer of the Bristol-Myers International Group of the Bristol-Myers Company and prior to that was employed by the Revlon Corporation. Mr. Cuti serves on the Board of Trustees of Fairleigh Dickinson University. Mr. Cuti's Employment Agreement expires on December 31, 2004.

        David L. Jaffe has been a Managing Director of Centre Partners Management LLC since May 1, 2001. Mr. Jaffe was previously a Managing Director at CSFB Private Equity, Inc. since the acquisition of Donaldson, Lufkin & Jenrette by Credit Suisse First Boston, in November 2000. Prior to this acquisition, Mr. Jaffe was a Managing Director of DLJ Merchant Banking, Inc., where he was a founding member and had worked since 1985. He currently sits on the Boards of Directors of Catlin Westgen Group, Ltd., Kaz Inc., International Imaging Materials, Inc., Hyco International, Inc., Autoland Inc. and Target Media Partners. Mr. Jaffe previously served on the Boards of Directors of Wilson Greatbatch, Ltd., Terra Nova Group, Pharmaceutical Fine Chemicals S.A., Shoppers Drug Mart (SDM) Holdings, Brand Scaffold Services, NACOLAH, NextPharma Technologies and several other private companies. He also serves as a director of Project A.L.S., a charitable organization focused on funding research for the treatment of Lou Gehrig's Disease.

        Carl M. Pradelli is the President and Chief Executive Officer of Advanced Bodycare Solutions, LLC, a developer and marketer of health and beauty products. From 2000 to 2001, Mr. Pradelli was a director in the investment banking division of CSFB. Previously, Mr. Pradelli was a Senior Vice President in the retailing and consumer products group in the investment banking division of DLJ, which he joined in 1988. Mr. Pradelli received his B.S. in Business from New York University and his M.B.A. from the Wharton School of the University of Pennsylvania.

        Kevin Roberg is currently a private investor and since 1999 has been a General Partner of Delphi Ventures, a healthcare venture capital fund. From 1998 to 1999, Mr. Roberg was the Founder and a Principal of Kelsey Capital Investments, a private investment firm. From 1995 to 1998, Mr. Roberg served as Chief Executive Officer and President of ValueRx. Prior to serving in this position, Mr. Roberg served as Chief Executive Officer and President of Medintell Systems Corporation, which was acquired by ValueRx in 1995. From 1994 to 1995, Mr. Roberg served as President-Western Health Plans and President-PRIMExtra, Inc. for EBP Health Plans, Inc. Mr. Roberg served as Division President and Chief Operating Officer of Diversified Pharmaceutical Services, a subsidiary of United HealthCare Corporation, from 1990 to 1994. Mr. Roberg serves on the Boards of Directors of Accredo Health Inc. and OmniCell Technologies.

        William Simon served as the Executive Vice President-Latin American Consulting from 1999 to September 2002, and Executive Vice President-International Consulting from 2000 to September 2002, of BearingPoint, Inc. (NASDAQ). Previously, Mr. Simon served as a National Managing Partner for KPMG LLP in charge of the Manufacturing, Retailing & Distribution Practice and as a member of the firm's Management Committee. Prior to that assignment, Mr. Simon held several senior partner positions at KPMG, including Area Managing Partner for the Pacific Southwest and as the Partner in Charge of KPMG's Management Consulting Practice, Audit Practice and New York Office Audit Practice. Mr. Simon serves as the Chairman of the Company's Audit Committee and has been designated as the Audit Committee's independent financial expert.

        Kenneth B. Woodrow served as Vice Chairman, Target Corporation, from 2000 to December 2001. He previously served as President, Target Stores, from 1994 until 2000. Mr. Woodrow joined Target in May 1971 and held a variety of positions including Vice President of Distribution Services, Senior Vice President of Administration and Vice Chairman and Chief Financial Officer. Mr. Woodrow received his B.S. degree in Economics from Yale University in 1966 and his M.B.A. from Harvard University in 1970. Mr. Woodrow serves on the Boards of Directors of the Malt-o-Meal Corporation, Hamline University and Minnesota Private College Council.

        Gary Charboneau has been our Senior Vice President in charge of Sales and Marketing since February 1993. Prior to joining Duane Reade, Mr. Charboneau held various positions at CVS, a retail drugstore chain, from 1978 to February 1993, most recently as Executive Vice President.

        John K. Henry has been our Senior Vice President and Chief Financial Officer since August 1999. Prior to joining Duane Reade, Mr. Henry was Senior Vice President and Chief Financial Officer of Global Household Brands from 1998 to 1999, Executive Vice President and Chief Financial Officer of Rickel Home Centers from 1994 to 1998 and Vice President of Finance of Supermarkets General Holdings Corporation from 1992 to 1994.

        Timothy R. LaBeau has been our Senior Vice President of Merchandising since July 2003. Prior to joining Duane Reade, Mr. LaBeau served as the Operating Group President of Fleming Inc. from January 2002 through April 2003. In this capacity, Mr. LaBeau held sales, marketing and purchasing responsibilities across 12 operating divisions of Fleming Inc. From 1998 to 2001, Mr. LaBeau was President of the American Sales Division of Ahold USA, Inc., during which time his responsibilities included, among others, merchandising, operations and human resources for all general merchandise and pharmacy business done by Ahold. From 1994 to 1998, Mr. LaBeau held the position of Executive Vice President of Merchandising with Ahold USA, Inc. From 1977 to 1994, Mr. LaBeau held various management positions with Aldi, an international grocery retailer.

        Jerry M. Ray has been our Senior Vice President in charge of Store and Pharmacy Operations since July 1996 and served as Vice President of Pharmacy Operations from April 1995 to June 1996. From 1991 to 1994, Mr. Ray served as President and CEO of Begley Drugstores, Inc.

        Joseph S. Lacko has been our Vice President of Information Technology since October 1996. Prior to joining Duane Reade, Mr. Lacko held various positions at Pathmark, from 1970 to October 1996, most recently as Vice President of Information Services.

        Each of our non-employee directors meets the standards of "independence," as defined by the New York Stock Exchange.

BOARD COMMITTEES

        There are three committees of the Board of Directors: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. Membership as at December 27, 2003 was as follows:

Audit	Compensation	Corporate Governance
Mr. Simon—Chairman	Mr. Jaffe—Chairman	Mr. Roberg—Chairman
Mr. Jaffe	Mr. Roberg	Mr. Pradelli
Mr. Roberg	Mr. Simon	Mr. Woodrow

Audit Committee

        The Audit Committee met four times during fiscal 2003. Each member of the committee is "independent" as defined in the listing standards of the New York Stock Exchange, where we list our common stock. The Board has approved a written charter for the committee. Mr. William Simon is considered to be the Audit Committee's financial expert.

        The Committee:

  •
  Oversees our financial reporting process and systems of internal control;

  •
  Oversees the function and activities of our independent auditors;

  •
  Oversees the function and activities of our internal auditors;

  •
  Oversees the preparation of annual and quarterly consolidated financial statements in conformity with generally accepted accounting principles;

  •
  Oversees our systems for monitoring compliance with laws and regulations;

  •
  Recommends to the Board the appointment of independent auditors and annually evaluates the auditors' independence;

  •
  Oversees and supervises special investigations; and

  •
  Annually reviews and assesses the adequacy of its charter, and amends the charter as appropriate, with Board approval.

Compensation Committee

        The Compensation Committee met six times during fiscal 2003.

        The Committee:

  •
  Advises and makes recommendations to the Board regarding annual salary and bonus determinations of all of our officers and senior management, including the Chief Executive Officer.

  •
  Advises and makes recommendations to the Board regarding compensation of non-employee directors.

  •
  Reviews and makes recommendations to the Board regarding the performance standards under our compensation and incentive programs for directors, officers and senior management.

  •
  Reviews and makes recommendations to the Board regarding grants of awards under our 1997 Equity Participation Plan.

Corporate Governance Committee

        The Corporate Governance Committee was formed on February 11, 2003 and met five times during the 2003 fiscal year.

        The Corporate Governance Committee is responsible for:

  •
  assisting the Board of Directors by actively identifying individuals qualified to become Board members;

  •
  recommending to the Board of Directors the director nominees for election at the next annual meeting of stockholders;

  •
  monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies;

  •
  leading the Board of Directors and each committee of the Board in its annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation;

  •
  overseeing the adoption of and compliance with the Company's Code of Business Conduct and Ethics; and

  •
  developing and recommending to the Board of Directors Corporate Governance Guidelines for the Company and then assisting the Board of Directors in administering the Corporate Governance Guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a registered class of stock to file initial reports of ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Commission and the New York Stock Exchange. Such persons are also required under the rules and regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of these forms, as amended and furnished to us, we believe that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Ethics

        The Company has implemented a Code of Business Conduct and Ethics for its corporate officers, management and other professional personnel. The Code is required to be signed by each such individual, and is kept on file at the Company's corporate office. The full text of the Code of Ethics was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, and will shortly be available on our website, www.duanereade.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table summarizes the principal components of compensation of the Chief Executive Officer and our other five most highly compensated executive officers for the fiscal years ended

December 27, 2003, December 28, 2002 and December 29, 2001. The compensation set forth below fully reflects compensation for services performed on our behalf and on behalf of our subsidiaries.

Long-Term Compensation
Annual Compensation
Name								Securities Underlying Stock Options (1)	All Other Compensation (2)
	Principal Position	Year	Salary			Bonus
Anthony J. Cuti	Chief Executive Officer	2003 2002 2001	$ $ $	850,000 750,000 750,000			— — —	462,550 282,250 —	$ $ $	555,835 1,170,833 231,019
Gary Charboneau	SVP—Sales and Marketing	2003 2002 2001	$ $ $	450,000 330,000 317,940			— — —	163,582 77,600 —	$ $ $	6,220 106,781 122,197
John K. Henry	SVP—Chief Financial Officer	2003 2002 2001	$ $ $	350,000 275,000 274,120			— — —	177,600 77,600 —	$ $	3,403 123,801 —
Timothy R. LaBeau	SVP—Merchandising	2003 2002 2001		$162,885 — —	(3)		— — —	75,000 — —		— —
Jerry M. Ray	SVP—Store and Pharmacy Operations	2003 2002 2001	$ $ $	350,000 280,000 278,462			— — —	143,090 77,600 —	$ $ $	4,273 56,822 64,791
Joseph S. Lacko	VP—Information Technology	2003 2002 2001	$ $ $	185,096 188,428 167,468		$	— — 70,108	2,000 2,000 —		$30,000 — —

(1)
With the exception of Mr. LaBeau, the numbers in this column related to the 2003 fiscal year reflect options cancelled and re-issued (including amounts granted in 2002) pursuant to the offer to exchange options described below under the heading "Stock Option Exchange Offer."

(2)
The amounts in this column include (i) the dollar value of the premiums paid by Duane Reade with respect to the term portion of split dollar life insurance policies purchased on the lives of the named executive officers: Mr. Cuti ($89,310); Mr. Charboneau ($3,420); Mr. Ray ($1,473) and Mr. Henry ($3,403); and (ii) the actuarial equivalent of the benefit to Mr. Cuti of the remainder of the premiums paid on the split dollar life insurance policy by Duane Reade based on certain assumptions regarding interest rates and life expectancy: ($347,807). All premiums paid by Duane Reade on behalf of each of the named executive officers will be recovered by Duane Reade upon the death of the named executive. Mr. LaBeau does not participate in any split dollar life insurance programs. In addition, this column includes the income tax reimbursement to Mr. Cuti in connection with the dollar value of the premiums for the term portion of the split dollar life policy paid in 2002 ($62,928), as well as the value of certain perquisites paid to Mr. Cuti ($52,990, including club membership expenses of $40,567). In addition, this column includes a payment made to Mr. Lacko in connection with the Deferred Bonus Plan ($30,000), as well as Company matching contributions to the 401(k) plan during 2003 as follows: Mr. Cuti ($2,800); Mr. Charboneau ($2,800); and Mr. Ray ($2,800).

(3)
Mr. LaBeau joined the Company effective July 21, 2003.

Option Grants in Last Fiscal Year

        The following table sets forth information concerning stock options granted to the named executive officers in fiscal 2003.

	Individual Grants
	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted To Employees In Fiscal Year (2)			Potential Realized Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term (3)
Name			Exercise Price ($/SH)
				Expiration Date	5% ($)	10% ($)
Anthony J. Cuti	462,550	32.8%	$16.55	October 1, 2013	$4,814,316	$12,200,421
Gary Charboneau	163,582	11.6%	$16.55	October 1, 2013	$1,702,595	$4,314,710
John K. Henry	177,600	12.6%	$16.55	October 1, 2013	$1,848,497	$4,684,455
Timothy R. LaBeau	75,000	5.3%	$15.77	July 21, 2013	$743,825	$1,884,999
Jerry M. Ray	143,090	10.2%	$16.55	October 1, 2013	$1,489,310	$3,774,204
Joseph S. Lacko	2,000	0.1%	$16.55	October 1, 2013	$20,816	$52,753

(1)
All of these stock option awards were non-qualified and granted under the 1997 Equity Participation Plan. Except for Mr. LaBeau, each of the options set forth in this table represents replacements of options cancelled in connection with the offer to exchange stock options described below under the heading "Stock Option Exchange Offer." The options granted to Mr. LaBeau vest in five equal installments beginning on the first anniversary of the date of grant, with all options becoming fully vested on the fifth anniversary of the date of grant. The options granted to the other named executives vest in three equal installments beginning on the first anniversary of the date of grant, with all options becoming fully vested on the third anniversary of the date of grant. The exercise prices were based on the fair market value of the shares of common stock at the time the options were granted (as determined in accordance with the 1997 Equity Participation Plan). The options terminate ten years after the date of grant. Upon a termination of employment for any reason, all unvested options will expire immediately and vested options will expire as of (i) the date of the executive's termination of employment for cause, as determined by the Compensation Committee, (ii) 180 days after the executive's termination by reason of death or permanent disability, or (iii) 30 days after the executive's termination of employment for any reason other than death, permanent disability or cause. Vesting will accelerate in certain instances, including a "sale of the company," as defined in the plan.

(2)
During fiscal 2003, the Company granted to its employees options covering 1,408,947 shares of common stock, including 1,320,947 options issued as "replacement options" in connection with the Stock Option Exchange Offer. Options granted to employees other than the named executive officers are primarily related to new hires or promotion of key employees. The Company generally grants options to senior executives and other key employees on an alternating year basis.

(3)
The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. The gains reflect a future value based upon growth at these prescribed rates.

Aggregate Options Exercised in Fiscal Year Ended
December 27, 2003 and Fiscal Year-End Option Values

        The following table summarizes the number and value of all exercised and remaining unexercised options held by the Chief Executive Officer and our other five most highly compensated executive officers at the end of fiscal 2003.

	Options Exercised		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Shares Acquired on Exercise
		Value Realized	Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Anthony J. Cuti	365,808	$3,816,621	414,731	469,476	$3,258,751	$92,510
Gary Charboneau	—	—	94,925	167,045	$682,626	$32,716
John K. Henry	—	—	—	177,600	—	$35,520
Timothy R. LaBeau	—	—	—	75,000	—	$73,500
Jerry M. Ray	—	—	138,852	145,861	$1,116,297	$28,618
Joseph S. Lacko	—	—	35,679	2,208	$376,344	$400

Stock Option Exchange Offer

        On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company's common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation Plan with an exercise price equal to or in excess of $16.00 per share (other than certain options granted on May 7, 1999 pursuant to the Company's Supplemental Deferred Bonus Plan). At the close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock, including 948,822 options held by executive officers. On October 1, 2003, the Company granted 1,320,947 options to replace those previously exchanged. Each new option issued as a result of the exchange has an exercise price of $16.55 per share, reflecting the average closing price of the Company's common stock as reported on the New York Stock Exchange for the five-day trading period ending immediately prior to the October 1, 2003 grant date. Each new option has a ten year term and vests in three equal annual installments, beginning on the first anniversary of the date of grant, except under certain change of control events, in which case the new options immediately become fully vested. The difference between the number of options originally exchanged and the number of options issued on October 1, 2003, represents options held by individuals who resigned or were terminated prior to the grant date and whose options were not reissued. This grant of stock options is considered non-compensatory, as the closing price of the Company's common stock on the grant date, $16.30 per share, was less than the exercise price of the options granted.

Contracts with Executive Officers

        In connection with the merger, certain of the Company's executive officers will be entering into new employment arrangements.

        Effective July 31, 2002, we entered into an amended and restated employment agreement with Anthony J. Cuti. This amended and restated employment agreement superseded Mr. Cuti's prior employment agreement, which was effective as of June 18, 1997, and the amendments to his prior agreement. Pursuant to the agreement Mr. Cuti serves as Chairman of the Board, Chief Executive Officer and President of the Company.

        The agreement provides Mr. Cuti with an annual base salary of $750,000 during calendar year 2002 and an increase in annual base salary to $850,000 as of January 1, 2003. Under the agreement, commencing on January 1, 2004, Mr. Cuti's base salary is to increase by not less than the percentage increase in a designated consumer price index for the previous 12-month period. The agreement also provides for an annual incentive bonus of up to 200% of base salary based on performance goals mutually agreed by Mr. Cuti and the Company, and a long-term cash target award of $975,000 that Mr. Cuti will receive in 2005, subject to his continued employment through December 31, 2004, if the target performance level for the annual bonus is met or exceeded during each of calendar years 2003 and 2004. In addition to his salary and bonuses, the agreement provides for: (1) participation by Mr. Cuti in all benefit plans generally available to our executive officers; (2) additional fringe benefits to Mr. Cuti including an allowances for legal fees and tax planning, club memberships and an automobile; (3) reimbursement to Mr. Cuti by the Company of any income taxes incurred by Mr. Cuti as a consequence of income imputed to him for value received by him under the agreement that is not paid to him in cash or marketable property; and (4) severance benefits. The agreement also integrated the terms of a preexisting loan between Mr. Cuti and the Company that was included under the terms of Mr. Cuti's 1997 employment agreement, as amended. That loan was repaid by Mr. Cuti in December 2003.

        Under the agreement, Mr. Cuti has agreed not to disclose or otherwise inappropriately use for his personal benefit, any of our confidential or proprietary information. He has further agreed that upon the termination of his employment with the Company for any reason, during the one-year period following such termination, he will not compete with us or solicit any of our employees, customers, suppliers, licensees or similar persons to sever or diminish their relationship with us. Furthermore, Mr. Cuti has agreed that, during the term of his employment with us, he will not solicit other employment within the food and drug industry unless the chairman of our Compensation Committee waives this restriction in writing. Mr. Cuti further agreed that, in the event he receives an unsolicited offer from any other employer in the food and drug industry, he will inform the chairman of our Compensation Committee of his receipt of such offer.

        Subject to the earlier termination of Mr. Cuti's employment with us, the term of the agreement will continue through December 31, 2004. Pursuant to the agreement, if we terminate Mr. Cuti's employment without "cause" or if we do not offer Mr. Cuti continued employment after December 31, 2004 at a substantially higher rate of compensation, the terms of which are defined in the agreement, or Mr. Cuti resigns with "good reason," Mr. Cuti will be entitled to receive severance payments in an aggregate amount equal to five times the "earnings amount," defined as the greater of (1) the largest dollar amount equal to the sum of his base salary and annual incentive bonus earned by Mr. Cuti during any twelve-month period occurring during the time Mr. Cuti is employed by the Company, and (2) an amount determined pursuant to a formula set forth in the agreement. The "earnings amount" was approximately $4.1 million at December 27, 2003. Twenty five percent of the severance amount must be paid to Mr. Cuti within ten calendar days after his termination. The remainder must be paid in substantially equal monthly installments over the 24-month period following termination. In addition to the severance amount, in exchange for Mr. Cuti's agreement not to compete with the Company for five years after his termination of employment, Mr. Cuti will receive a supplemental payment equal to 60% of the severance amount paid in the same proportion as the basic severance amount is paid to him. Also, in addition to severance, Mr. Cuti will generally be entitled to continued health, dental, disability, life insurance and similar benefits, at our expense, during the 24-month period following his termination, any unvested stock options held by Mr. Cuti will become immediately vested on the termination date and, if any applicable target performance level has been met or exceeded, Mr. Cuti will immediately become entitled to payment of the long-term cash target award. In the event of a sale of the Company, as defined in the agreement, Mr. Cuti will immediately become entitled to all of the severance payments and benefits described above regardless of whether his employment continues after such sale. The agreement provides Mr. Cuti with a tax gross up for any amounts paid to him in connection with a sale of the Company that are considered "excess parachute payments" under the Internal Revenue Code.

        The amended and restated agreement sets forth the terms of Mr. Cuti's Supplemental Executive Retirement Plan, ("SERP"), which we initially agreed to provide to him under his 1997 employment agreement. Under the terms of the amended and restated agreement, we have agreed to provide Mr. Cuti with an annual payment beginning on the earlier of the first day of the month in which Mr. Cuti attains age 65 and the third anniversary of his termination of employment. The payment will equal 50% of the "earnings amount", as described in the prior paragraph plus an additional two percent of the earnings amount for each full or partial year that Mr. Cuti provides services to us in any capacity after his 60th birthday. The agreement provides that the Company will fulfill its obligations to provide Mr. Cuti with SERP benefits by purchasing a split dollar life insurance policy. This split dollar life insurance policy was purchased by the Company in January 2002 and provides substantially equivalent benefits as the SERP. This policy required us to make an initial annual premium payment of $4,000,000 in fiscal 2002 and $5,000,000 in fiscal 2003, to be followed by annual premium payments of $5,000,000 per year in fiscal years 2004 through 2010. The Company's premium payments are secured by the policy's cash value and death benefits. Under certain circumstances, including a change of control event or failure to renew Mr. Cuti's current employment agreement which expires on December 31, 2004, the Company will be obligated to prepay a sufficient portion of any remaining unpaid split dollar policy premium payments to ensure that Mr. Cuti's SERP benefits will be fully funded. The undiscounted sum of the six remaining annual premium payments and cash surrender value of the policy available to pay Mr. Cuti's SERP benefits were $30.0 million and $13.9 million, respectively, as of March 1, 2004. The estimated present value of Mr. Cuti's SERP benefit was approximately $15.5 million at December 27, 2003.

Messrs. Charboneau, Ray, Henry and LaBeau

        We have also entered into agreements with Messrs. Charboneau, Ray, Henry and LaBeau and certain other executives that provided for their initial base salaries and incentive bonuses based on specific financial performance measures. The agreements also provide for their initial stock option awards and salary increases from time to time as may be determined by the Compensation Committee of the Board of Directors. These agreements entitle each of Messrs. Charboneau, Ray, Henry and LaBeau to severance payments equaling 12 months of their respective salaries if they are terminated without cause. Effective with the first payroll period of fiscal 2003, Mr. Charboneau's annual base salary was increased to $450,000, and Mr. Henry's and Mr. Ray's annual base salaries were each increased to $350,000. Mr. LaBeau's annual base salary is $385,000. In addition, the Compensation Committee of the Board approved long-term cash target awards of (i) $304,000 for Mr. Charboneau and (ii) $266,000 for each of Mr. Ray and Mr. Henry. Payment of these awards is conditioned upon (i) each executive remaining employed through December 31, 2004 and (ii) whether the target performance level for each executive's annual bonus is met or exceeded during each of fiscal years 2003 and 2004.

        In the event of a sale of the Company or change of control event, each of Messrs. Charboneau, Ray, Henry and LaBeau are entitled to receive change of control payments amounting to one year's salary and target incentive bonus. In addition, other senior management are entitled to a severance benefit of up to one year's salary in the event they are terminated without cause within the first year after the sale of the Company or change of control event occurs.

Executive Life Insurance Policies

        In 1998, we established executive split dollar life insurance policies for Messrs. Cuti, Charboneau and Ray as part of their long-term compensation program. During the first quarter of 2002, a new split dollar life insurance policy was established for Mr. Henry. We paid the premiums for these policies, and the policies were assigned to us as collateral for the amount of cumulative premiums paid. These policies also provided for a long-term service adjustment that reduced our interest in the policies by 10% per year for ten years commencing in the year of termination of each executive's services with us. The long-term service adjustment was to occur only if (a) we have positive income for financial reporting purposes, net of all expenses and taxes as determined by our audited financial statements in the year coincident with the termination of each executive's services with us and (b) there has been either a change of control event or a termination of the executive by us without cause. During 2003, we converted these policies to corporate-owned policies under which each executive will be entitled to receive retirement benefits commencing at age 65 with such benefits funded by and limited to the growth in the cash surrender value of the policies over and above the cumulative premiums paid. In the event of a sale of the Company or a change of control event, the ownership of these policies is required to be transferred to each of the respective executives. The cash surrender value of these policies as of March 5, 2004 amounted to $6.1 million.

Supplemental Deferred Bonus Plan

        We had established a Supplemental Deferred Bonus Plan, in which 13 key management employees participated. This plan provided that a cash bonus payment would be paid to each participating employee on the fourth anniversary of the plan, May 6, 2003, in an amount equal to the anticipated appreciation of a quantity of stock options granted to the employees under our 1997 Equity Participation Plan. The cash payment would only be made if the actual appreciation of the stock options during the four year period fell below the anticipated appreciation. In order to receive payment, the plan participant would have had to have been on our active payroll as an employee in good standing on the payment date. Messrs. Cuti, Charboneau and Ray are participants in this plan, and have agreed to limit the conditions for any cash payments that are made to them under this plan to (1) a change of control event or (2) in the event the participating officer is terminated by us without good cause. In May of 2003, we expended $285,000 to the other ten key management employees in full satisfaction of our obligations to them under this plan.

        Upon consummation of our planned acquisition by Oak Hill, Messrs. Charboneau and Ray will be entitled to receive $0.9 million in the aggregate as a result of the guaranteed payments under this plan. Mr. Cuti, who would be entitled to receive $1.0 million in guaranteed payments under this plan, has agreed to waive such payment in consideration of a new employment contract.

Compensation Committee Interlocks and Insider Participation

        Mr. Jaffe was a Managing Director of DLJ Merchant Banking Partners II, Inc. For a description of the relationship and transactions between Duane Reade and DLJ Merchant Banking Partners II, Inc. and some of its affiliates, see "Certain Relationships and Related Transactions."

DIRECTOR ATTENDANCE

        During the fiscal year ended December 27, 2003, the Board of Directors met eight times, the Audit Committee met four times, the Compensation Committee met six times and the Corporate Governance Committee met five times. Each director attended, either in person or via telephone, all of the meetings of the Board of Directors. In addition, each director attended, either in person or via telephone, all of the meetings of the Board committees on which the director served in 2003, except that one director did not attend one Corporate Governance Committee meeting. Directors meet their responsibilities not only by attending Board and Committee meetings, but also through communication with the Chairman and Chief Executive Officer and other members of management on matters affecting Duane Reade.

COMPENSATION OF DIRECTORS

        We do not compensate directors who are Duane Reade employees. All other directors receive the following compensation:

Fees

        Board Meeting Attendance Fee—Each non-employee director received a fee of $7,500 for each Board meeting he attended or participated in by telephone. Each non-employee director received an additional fee of $1,000 for attending the Board meeting held in conjunction with the annual meeting of shareholders.

        Committee Meeting Participation Fee—Each non-employee director received a fee of $1,500 for each Board committee meeting he attended or participated in by telephone.

        Directors may elect to defer all or a portion of their fees to future distribution dates.

Options

        Annual Board Member Stock Option Grant—Each non-employee director receives an annual grant of 5,000 options to purchase common stock for serving as a member of the Board in the previous fiscal year, pro-rated for partial year service. These stock options are issued under our 1997 Equity Participation Plan and vest over five years. At the election of the non-employee directors, these stock option grants may be replaced by Stock Appreciation Rights ("SARs") that carry the same economic attributes as the stock option grants. Non-employee directors were not eligible to participate in the offer to exchange options described previously under the heading "Stock Option Exchange Offer."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of our common stock, which constitutes our only class of voting capital stock, by (1) each director, (2) each named executive officer and (3) all executive officers and directors as a group, based on data as of December 27, 2003.

        For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that the person has the right to acquire within 60 days after the date shown above. For purposes of calculating the percentage of outstanding shares held by each person named below, any shares that a person has the right to acquire within 60 days after the date shown above are deemed to be outstanding, but not for the purposes of calculating the percentage ownership of any other person.

Shares Beneficially Owned

Name	Number of Shares	Percent
Anthony J. Cuti (1)	414,831	1.7%
Gary Charboneau (2)	153,162	*
Jerry M. Ray (3)	147,542	*
John K. Henry	—	*
Timothy R. LaBeau	—	*
Kevin Roberg (4)	2,800	*
William Simon	2,500	*
David L. Jaffe	—	*
Carl M. Pradelli	—	*
Kenneth Woodrow (5)	1,000	*
All executive officers and directors as a group (10 persons) (6)	721,835	2.9%

*
Less than one percent

(1)
Includes 414,731 shares that could be acquired upon the exercise of presently exercisable stock options.

(2)
Includes 94,925 shares that could be acquired upon the exercise of presently exercisable stock options.

(3)
Includes 138,852 shares that could be acquired upon the exercise of presently exercisable stock options.

(4)
Mr. Roberg also beneficially owns 3,000 equivalent shares in vested SARs that are not included in the table above.

(5)
Includes 1,000 shares that could be acquired upon the exercise of presently exercisable stock options.

(6)
Includes 649,508 shares that could be acquired upon the exercise of presently exercisable stock options. Does not include 3,000 vested SARs owned by non-employee directors. The address of each of the officers and directors listed in this group is c/o Duane Reade Inc., 440 Ninth Avenue, New York, New York 10001.

Security Ownership of Principal Stockholders

        As of March 15, 2004, we have been notified by the persons in the following table that they were the beneficial owners of more than 5% of our common stock.

Name and Address of Beneficial Owner	No. of Shares Beneficially Owned	Percent of Outstanding Shares(1)
Westport Asset Management, Inc.(1) 253 Riverside Avenue Westport, CT 06880	2,554,660	10.63%
Copper Arch Capital, LLC(2) 565 Fifth Avenue, 11th Floor New York, NY 10017	1,876,000	7.8%
State Street Research & Management Company(3) One Financial Center, 31st Floor Boston, MA 02111-2690	1,743,900	7.25%
Credit Suisse First Boston(4) Uetlibergstrasse 231 P.O. Box 900 CH-8070 Zurich, Switzerland	1,582,153	6.6%
T. Rowe Price Associates, Inc.(5) 100 E. Pratt Street Baltimore, MD 21202	1,419,483	5.8%
Dimensional Fund Advisors, Inc.(6) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,384,800	5.7%
King Investment Advisors, Inc.(7) 1980 Post Oak Boulevard, Suite 2400 Houston, TX 77056	1,296,247	5.3%
BNP Paribas, SA(8) 16 Boulevard des Italiens 7509 Paris, France	1,219,139	5.06%

(1)
Information based on Schedule 13G dated February 13, 2004. Includes all shares reported by Westport Asset Management, Inc. and Westport Advisers LLC, investment advisers under the Investment Adviser Act of 1940. Westport Asset Management, Inc. and Westport Advisers LLC have sole voting and dispositive power with respect to 790,800 of these shares, shared voting power with respect to 1,168,360 of these shares and shared dispositive power over 1,763,800 of these shares.

(2)
Information based on Schedule 13D/A dated February 4, 2004. Includes all shares reported by Copper Arch Capital, LLC, an investment adviser registered under the Investment Advisers Act of 1940, and Copper Arch Partners, LLC, Copper Arch Fund, LP, Copper Fund Offshore Portfolio, Ltd. and Copper Arch Spire Fund Plc. Copper Arch Capital, LLC has shared voting power and shared dispositive power over all of these shares.

(3)
Information based on Schedule 13G dated February 17, 2004. Includes all shares reported by State Street Research & Management Company, an investment adviser registered under the Investment

  Advisers Act of 1940. State Street Research & Management Company has sole voting power and dispositive power over all of these shares.

(4)
Information based on Schedule 13G/A dated February 5, 2004. Includes all shares reported by Credit Suisse First Boston, a Swiss bank, on behalf of itself and its subsidiaries, to the extent that they constitute a part of the Credit Suisse First Boston business unit. The shares are held directly by (a) direct and indirect subsidiaries of Credit Suisse First Boston (USA), Inc., an indirect subsidiary of Credit Suisse First Boston, (b) merchant banking funds advised by subsidiaries of Credit Suisse First Boston (USA), Inc. and (c) Credit Suisse First Boston Corporation, a wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc., in proprietary trading and investment accounts. Credit Suisse First Boston and the owners of the shares described above have shared voting power and shared dispositive power over all of these shares.

(5)
Information based on Schedule 13G/A dated March 9, 2004. Includes all shares reported by T. Rowe Price Associates, Inc., an investment adviser registered under the Investment Advisers Act of 1940, and T. Rowe Price New Horizons Fund, Inc. under agreement to file jointly on Schedule 13G. T. Rowe Price Associates has sole voting power with respect to 143,658 of these shares and sole dispositive power over all of these shares.

(6)
Information based on Schedule 13G dated February 6, 2004. Includes all shares reported by Dimensional Fund Advisors, Inc., an investment adviser registered under the Investment Advisers Act of 1940. Dimensional Fund Advisors has sole voting power and sole dispositive power over all of these shares. Dimensional Fund Advisors disclaims beneficial ownership of these shares.

(7)
Information based on Schedule 13G/A dated February 3, 2004. Includes all shares reported by King Investment Advisors, Inc., an investment adviser registered under the Investment Advisers Act of 1940. King Investment Advisors, Inc. has sole voting power with respect to 1,282,735 of these shares and sole dispositive power over the remaining 13,512 shares.

(8)
Information based on Schedule 13G dated March 8, 2004. Includes all shares reported by BNP Paribas, SA, a French société anonyme. BNP Paribas, SA has sole voting power and dispositive power over all of these shares.

        According to their most recent filings with the SEC, the entities set forth in the table above acquired their Duane Reade shares in the ordinary course of business and not for the purpose of changing or influencing control over us, except that according to the Schedule 13D/A filed by Copper Arch Capital and its affiliates, Copper Arch Capital and its affiliates are considering their options in respect of the merger agreement, including opposing the merger.

        The following table provides certain information as at December 27, 2003, with respect to the Company's existing Equity Compensations Plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,226,939	$14.70	1,138,224
Equity compensation plans not approved by security holders	—	—	—

Total	2,226,939	$14.70	1,138,224

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CSFB/DLJMB Relationships

        On June 13, 2001, we consummated an underwritten public offering of 8,050,000 shares of our common stock, of which 4,000,000 shares were sold by us, 3,740,000 were sold by the DLJ Entities and certain of its affiliates and 310,000 were sold by members of our management. CSFB acted as lead underwriter in this offering and received customary underwriting fees. On July 10, 2001, we amended and restated our credit agreement in which CSFB acted as the manager and syndication agent. In connection with the credit agreement, CSFB received a customary funding fee of approximately $1.8 million.

Loan Agreements

        On November 9, 1998, upon unanimous approval of our Board of Directors, we extended a $2.0 million loan to Mr. Cuti. For so long as our credit agreement was outstanding, this loan bore interest at the same rate of interest we paid on the revolving loans outstanding under our credit agreement. Thereafter, Mr. Cuti's loan bore interest at LIBOR plus 300 basis points. The loan became due upon the earliest to occur of (1) the termination of Mr. Cuti's employment, (2) the termination of Mr. Cuti's employment agreement, (3) any sale by Mr. Cuti of 15% or more of our common stock held by Mr. Cuti or (4) November 9, 2003. Pursuant to Mr. Cuti's employment agreement, in the event of (1) termination of Mr. Cuti's employment by us without "cause," (2) our non-renewal of his employment term under the employment agreement, (3) Mr. Cuti's resignation with "good reason," as such terms are defined in the employment agreement, (4) Mr. Cuti's death or disability, or (5) a "sale of the company," as such term is defined in the employment agreement, we would forgive all of the accrued interest and outstanding principal owed by Mr. Cuti with respect to this loan as of the date of his termination of employment or the sale of the company, as applicable. Mr. Cuti informed the Board that he had waived his right to receive the benefit of any forgiveness event related to this loan, and it was fully repaid to the Company in December 2003.

DRI Investment Group, LLC Transactions

        On February 28, 2002, Mr. Cuti, Gary Charboneau, Senior Vice President—Sales and Marketing, and Jerry Ray, Senior Vice President—Store and Pharmacy Operations, entered into arrangements to provide for the transfer of the right to receive the proceeds, if any, from a portion of their stock options with respect to our common stock to DRI Investment Group, LLC, in exchange for a private annuity payable to each of them annually by DRI Investment Group.

        In order to provide DRI Investment Group with the funds initially required to meet its annuity payment obligations and meet its operating expenses, Duane Reade has agreed to make advances to DRI Investment Group from time to time in an aggregate amount that may not exceed $200,000. For each of these advances, DRI Investment Group has delivered to us a promissory note dated February 28, 2002. This note pre-dates the July 30, 2001 effective date of the Sarbanes Oxley legislation and is therefore grandfathered under the provisions that prohibit loans to executives. At March 27, 2003 the outstanding balance of principal and interest on this note amounted to $197,035. Interest on this note is payable semiannually at a rate that is equivalent to the rate of interest paid by Duane Reade on the revolving portion of its borrowings under its senior credit agreement on the date of the promissory note, which was 3.65%. The principal and all accrued and unpaid interest are payable in full on February 28, 2005.

Other Relationships

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES and SERVICES

  Audit Fees

        Our principal accountants billed us an aggregate of $345,000 and $435,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the fiscal years ended December 27, 2003 and December 28, 2002, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years.

  Audit Related Fees

        Our principal accountants billed us an aggregate of $70,000 and $16,000 in fees and expenses for the fiscal years ended December 27, 2003 and December 28, 2002. These costs were incurred for assurance and related services rendered in connection with the audit of our benefit plan and due diligence/workpaper review in connection with the planned merger with Oak Hill.

  Tax Fees

        Our principal accountants billed us an aggregate of $112,000 and $84,200 in fees and expenses for tax compliance, tax advice and tax planning during the fiscal years ended December 27, 2003 and December 28, 2002, respectively.

  All Other Fees

        Our principal accountants did not bill us any additional fees that are not disclosed under "Audit Fees," "Audit Related Fees" or "Tax Fees" for the last two fiscal years.

  Audit Committee Pre-Approval Process, Policies and Procedures

        Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our principal auditors have informed the Audit Committee of the scope and nature of each service provided. With respect to the provision of services other than audit and review services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of the Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services. Such services primarily consisted of tax related services.

        All of the services performed in connection with the fees detailed above were approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 23, 2003).
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade dated July 16, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2	Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).

10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.7	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.8	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.9	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.10	First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.11	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.12	Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
10.13	Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).
10.14	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.15	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16	Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.17	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.18	Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19	Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.20	Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.21	Amendment No. 1 to Shareholder Rights Agreement, dated as of December 19, 2003, between the Company and EquiServe Trust Company, N.A., as Rights Agent.
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.1	Consent of Independent Accountants
23.2	Consent of Independent Accountants
*31.1	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer
*31.2	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer
*32.0	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO

*
Filed herewith

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

Dated: April 26, 2004
DUANE READE INC. (Registrant)
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 26, 2004:

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

Dated: April 26, 2004
DRI I INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2004 by the following persons in the capacities indicated with respect to DRI I Inc.:

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

Dated: April 26, 2004
DUANE READE INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer
DRI I INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2004 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

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

Dated: April 26, 2004
DUANE READE REALTY, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2004 by the following persons in the capacities indicated with respect to Duane Reade Realty, Inc.:

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

Dated: April 26, 2004
DUANE READE INTERNATIONAL, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2004 by the following persons in the capacities indicated with respect to Duane Reade International, Inc.:

Name	Title

/s/ GARY CHARBONEAU Gary Charboneau	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ MICHELLE D. BERGMAN Michelle D. Bergman	Vice President and Director
/s/ THOMAS ORDEMANN Thomas Ordemann	Vice President and Director

QuickLinks

INDEX
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD COMMITTEES
  ITEM 11. EXECUTIVE COMPENSATION
DIRECTOR ATTENDANCE
COMPENSATION OF DIRECTORS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES