Form 10-Q
period 2004-03-27
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2004-05-06
CIK 1095722, 1095723, 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 27, 2004.	Commission file number 1-13843

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE		04-3164702
(State or other jurisdiction of incorporation or organization)		(IRS Employer ID Number)

DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

*                 Guarantors with respect to the Company’s 2.1478% Senior Convertible Notes due 2022

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2):  Yes ☒  No ☐

The number of shares of the Common Stock outstanding as of May 5, 2004:  24,471,431

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

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

•                                          trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications and the increasing market share on the part of internet-based and mail-order-based providers;

•                                          changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries;

•                                          liability and other claims asserted against us including the items discussed under Part II, Item 1-Legal Proceedings;

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

•                                          demographic changes; and

•                                          other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	For the 13 Weeks Ended
	March 27, 2004	March 29, 2003

Net sales	$349,550	$333,622
Cost of sales	273,785	263,433

Gross profit	75,765	70,189

Selling, general and administrative expenses	58,643	53,574
Labor contingency	1,100	—
Transaction expenses	1,102	—
Depreciation and amortization	9,066	7,557
Store pre-opening expenses	157	416
	70,068	61,547

Operating income	5,697	8,642
Interest expense, net	3,437	3,517
Debt extinguishment	—	105

Income before income taxes	2,260	5,020
Income taxes	904	1,908

Net income	$1,356	$3,112

Per common share – basic

Net income	$0.06	$0.13

Weighted average common shares outstanding	24,409	24,038

Per common share – diluted

Net income	$0.06	$0.13

Weighted average common shares outstanding	24,651	24,368

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 27, 2004	December 27, 2003
	(Unaudited)
ASSETS
Current Assets
Cash	$1,285	$1,252
Receivables, net	59,124	53,689
Inventories, net	250,029	259,765
Deferred income taxes	7,923	8,150
Prepaid expenses and other current assets	17,751	19,504
TOTAL CURRENT ASSETS	336,112	342,360

Property and equipment, net	191,055	189,469
Goodwill, net of accumulated amortization of $35,323	161,625	161,318
Deferred income taxes	4,940	5,543
Other assets	99,651	88,836
TOTAL ASSETS	$793,383	$787,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76,837	$85,258
Accrued interest	3,582	1,633
Other accrued expenses	30,981	27,489
Current portion of capital lease obligations	431	422
TOTAL CURRENT LIABILITIES	111,831	114,802

Long-term debt, less current portion	276,470	271,385
Capital lease obligations, less current portion	992	1,103
Other noncurrent liabilities	65,357	62,915
TOTAL LIABILITIES	454,650	450,205

Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,410,306 and 24,403,550 shares, respectively	244	244
Paid-in capital	331,974	331,917
Retained earnings	6,515	5,160
TOTAL STOCKHOLDERS’ EQUITY	338,733	337,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$793,383	$787,526

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the 13 Weeks Ended
	March 27, 2004	March 29, 2003
Cash flows provided by operating activities:
Net income	$1,356	$3,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,276	5,117
Amortization of other intangibles	3,268	2,948
Deferred tax provision	830	1,909
Other	1,594	2,323
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(5,435)	(150)
Inventories	10,509	(11,785)
Accounts payable	(8,421)	3,056
Prepaid and accrued expenses	6,645	693
Other assets and liabilities, net	(4,428)	(3,476)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,194	3,747

Cash flows used in investing activities:
Capital expenditures	(7,862)	(14,250)
Lease acquisition, customer file and other costs	(9,258)	(6,659)
NET CASH USED IN INVESTING ACTIVITIES	(17,120)	(20,909)

Cash flows from financing activities:
Repayments of term loans	—	(991)
Net borrowings – revolving credit facility	5,085	17,000
Repurchase of senior subordinated notes	—	(1,621)
Deferred financing costs	(80)	—
Exercise of stock options	56	—
Repayments of capital lease obligations	(102)	(158)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,959	14,230

Net increase (decrease) in cash	33	(2,932)
Cash at beginning of period	1,252	4,183
Cash at end of period	$1,285	$1,251

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands, except per share data)

1. Basis of Presentation

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual consolidated financial statements for the year ended December 27, 2003. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 27, 2003 and related amendments. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate-related income amounted to $0.7 million in the quarter ended March 27, 2004 compared to $1.1 million in the quarter ended March 29, 2003. There was no income realized from the sale of market related data in the first quarter of either 2004 or 2003. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Interim Financial Statements present the combined assets and operations of the subsidiary guarantors.  The guarantees of the subsidiary guarantors, which relate to the Company’s obligations under its registered debt and credit agreement, are full and unconditional, joint and several.

2.  Planned Merger with Oak Hill

On December 23, 2003, the Company announced that it had entered into a definitive merger agreement to be acquired by Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”). Under the terms of the merger agreement, which remains subject to the approval of the Company’s stockholders, such stockholders would receive $17.00 per share in cash, without interest. The purchase price represents a 22.8% premium over the $13.84 per share average closing price of the Company’s common stock for the 30 trading days immediately preceding the announcement of the merger transaction. The aggregate value of the merger transaction exceeds $740 million, including the repayment of indebtedness. The transaction was unanimously approved by the independent members of Duane Reade’s board of directors. The equity financing necessary for the merger will be provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. and any other investor who Oak Hill selects to participate in the transaction as an equity co-investor. The debt financing necessary for the merger will be provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, the Company’s Chairman, President and CEO, the Company’s Senior Vice Presidents and certain other members of management will, at the closing of the transaction, have equity interests in the acquiring entity. The closing of this transaction is subject to certain terms and conditions, including receipt of stockholder approval and the proceeds from the financing to be provided by third parties. The merger agreement is subject to a termination fee of $10.0 million plus reimbursent of expenses of up to $2.0 million, all of which is to be paid by the Company if the merger agreement is terminated under certain circumstances.

3. National Labor Relations Board Recommendation

The Company is a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trades Council over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company’s stores pursuant to a collective bargaining agreement that expired on August 31, 2001. The employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. The Company believes an impasse did occur and as a result, the Company had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of the Company’s employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NLRB and enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ’s recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full NLRB in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full NLRB decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that it has numerous meritorious defenses and arguments in response to the ALJ’s recommendation.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined at this time, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses these contingencies, the Company recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and an additional pre-tax charge of $1.1 million in the quarter ended March 27, 2004. These charges represent the current best estimate of the loss that would result upon application of the ALJ’s recommendation. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through March 27, 2004, reduced by a portion of the benefits the Company paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until March 27, 2004. While this represents the Company’s current best estimate of the ALJ’s recommendation, the Company believes that the actual range of loss in this matter could be from $0, if the ALJ’s recommendation is not followed to approximately $28 million, if the ALJ’s recommendation is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, which are calculated on the same basis as the charge recorded in the 2003 financial statements. The Company currently estimates that the charge in 2004 will approximate $4.4 million.

4. Acquisitions

During the first quarters of fiscal 2004 and fiscal 2003, the Company acquired pharmacy customer files, which were merged into existing stores, and the operations, including certain lease-related assets, of a number of pharmacy establishments, which were operated as new stores.  The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	13 weeks ended
	March 27, 2004	March 29, 2003

Customer prescription files	4	4
Pharmacy establishments	—	2
Total acquisitions	4	6

Cash consideration	$6.6	$5.6

Purchase price allocation:
Identifiable intangibles	$5.7	$3.5
Goodwill	0.3	0.9
Inventory	0.8	0.9
Property and equipment	—	0.5
Other assets and liabilities, net	(0.2)	(0.2)
Total	$6.6	$5.6

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales, results of operations or earnings per share of the Company for the periods presented.

5. Inventory

At March 27, 2004, inventories, consisting solely of finished goods, would have been greater by $0.5 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis.

6. Debt

Long-term debt is composed of the following (in thousands):

Description of Instrument	Balance at Mar. 27, 2004	Balance at Dec. 27, 2003

2.1478% Senior Convertible Notes due 2022	$201,032	$201,032
Revolving credit facility	75,438	70,353
	276,470	271,385
Less – Current portion	—	—
	$276,470	$271,385

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

As more fully detailed in the Registration Statement on Form S-3 filed with the SEC on June 21, 2002, holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of the Company’s common stock, subject to adjustment, only if (1) the sale price of the Company’s common stock reaches the “conversion trigger price,” as defined, of $44.60 per share, (2) the trading price of the notes falls below 103% of the “average conversion value,” as defined, (3) the notes are called for redemption, or (4) specified corporate transactions, including a consolidation, merger, or a transfer of all or substantially all of the Company’s assets have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company intends to settle any conversions in cash.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, each holder may require the Company to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase if the Company experiences a change of control. The Company’s planned acquisition by Duane Reade Acquisition would result in a change of control. The Company expects substantially all holders will exercise this change of control right if this transaction is consummated.

The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

Revolving credit facility:  On July 21, 2003, the Company completed the refinancing of the Fourth Amended and Restated Credit Agreement entered into by the Company on July 10, 2001 (the “Senior Credit Agreement”). The new credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of the Company’s inventory, customer prescription files and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company. In addition, the Credit Agreement has been guaranteed by each of the Company’s corporate subsidiaries, and such guarantees are secured by substantially all assets of such guarantors.  The Credit Agreement matures on July 20, 2008.

Under the Credit Agreement, approximately $103.5 million was borrowed and used to repay in full the outstanding balances of Term A, Term B and revolver borrowings under the Senior Credit Agreement, as well as accumulated interest to the repayment date and certain expenses associated with the new financing.  At March 27, 2004, there was $75.4 million outstanding under the revolving credit facility, and approximately $123.4 million of remaining availability, net of $1.2 million reserved for standby letters of credit. Borrowings under the Credit Agreement are principally LIBOR-based. The margin on these borrowings is fixed at 1.75% for the first year, and is subject to a sliding scale adjustment thereafter, based on remaining levels of availability.

The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement or in the indenture related to the Convertible Notes.

7. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FAS No. 128 “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company’s “in-the-money” stock options. Of the options to purchase 2,215,183 and 1,235,236 shares of common stock outstanding at March 27, 2004 and March 29, 2003, respectively, options to purchase 126,485 shares at March 27, 2004 and 210,009 shares at March 29, 2003 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive. Dilutive potential common shares do not include any potential shares that could be issued relative to the Company’s 2.1478% Convertible Notes (see Note 6 to these Unaudited Consolidated Interim Financial Statements for a description of the relevant conversion terms of the Convertible Notes).

The following table sets forth the computation of net income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended
	March 27, 2004	March 29, 2003

Net income	$1,356	$3,112

Weighted average common shares outstanding – basic	24,409	24,038
Potential dilutive shares	242	330
Weighted average common shares outstanding – diluted	24,651	24,368

Net income per common share - basic	$0.06	$0.13

Net income per common share – diluted	$0.06	$0.13

8. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The effective tax rate of 40% recorded in the first quarter of 2004 gives effect to the New York State tax legislation passed in May 2003 with retroactive application to January 1, 2003.  This legislation effectively eliminated certain royalty fee and related interest expense deductions. The employment tax credits represent the economic benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

9. Recently Issued Accounting Pronouncements

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

	13 weeks ended
	March 27, 2004	March 29, 2003

Net income, as reported	$1,356	$3,112

Adjust: Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax effects.	(1,136)	9,395

Pro forma net income	$220	$12,507

Income per common share:
Basic - as reported	$0.06	$0.13
Basic - pro forma	$0.01	$0.52

Diluted - as reported	$0.06	$0.13
Diluted - pro forma	$0.01	$0.52

As described in previous SEC filings issued during 2003, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for the three months ending March 29, 2003 includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options.  On October 1, 2003, the Company issued 1,320,947 options at an exercise price of $16.55 per share to replace those options exchanged in connection with the Stock Option Exchange Offer. As a result, beginning in the fourth quarter of 2003, the Company has been incurring pro forma compensation expense which reflects the fair value of the replacement stock options granted.

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

10. Commitments and Contingencies

The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to management, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operation or cash flows of the Company. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which the Company’s single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an umpire (to resolve differences between the two appraisers) who will determine the amount of insured loss the Company has sustained. The insurance carrier has appealed a number of the rulings by the trial court. In light of both the early state of the appraisal process and the inherent uncertainty in litigation relating to the appeal, the amount of additional insurance proceeds, if any, the Company may collect under the terms of its insurance contract with the defendant cannot be reasonably predicted or determined at this time. In fiscal 2002, the Company received an advance of approximately $9.4 million toward its business interruption claim that was recognized as a separate component of income in the Company’s consolidated statement of income. In the event of an unfavorable outcome to the Company, this amount would not be required to be returned to the insurance company.

The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Senior Vice President and Chief Financial Officer, and Gary Charboneau, its Senior Vice President of Sales and Marketing, have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company’s motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs have filed an appeal. The Company continues to believe that the plaintiffs’ actions are completely baseless and wholly without merit, and intends to continue to vigorously defend itself.

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with the Company’s previously established reserves. The amount of attorney’s fees owed to the plaintiffs’ attorneys remains an open issue in the case, and the Company plans to vigorously defend claims by these attorneys for fees. It is not anticipated that the amount of attorneys fees that would be required to be paid in this matter would be material to the business and operations of the Company.

The Company is a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. The plaintiffs have recently filed a motion seeking summary judgment of $2.29 million of claims for alleged underfunding and related penalties and interest. In addition, at various times, the plaintiffs have stated that they believe the Company may owe additional amounts. However, any additional amounts that the plaintiffs may claim are not known at this time. The Company has filed a motion opposing these claims. The Company believes that it has made sufficient contributions to these funds and that it has meritorious defenses to the claims being made by these funds. Accordingly, the Company intends to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability the Company may face, if any.

The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. Non-party discovery in this case has been concluded and it is expected to go to trial sometime in 2004.

The Company is involved in litigation related to a dispute with the Allied Trades Council, a union representing employees in 139 of its stores. This litigation is more fully described in Note 3 to these Unaudited Consolidated Interim Financial Statements.

A New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon the Company’s New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of the Company’s own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

Litigation Relating to the Merger Transaction:  Duane Reade is aware of six purported class action complaints challenging the merger transaction that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint (the “Consolidated Complaint”).

The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the SEC on March 19, 2004.  Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the “Current Employment Agreement Estimated Payments,” as that term is used in the preliminary proxy, and the reasons for these payments: (2) the materials and data purportedly used by Bear Stearns in calculating the “Current Employment Agreement Estimated Payments,” instead of the disclosure in the preliminary proxy statement that these calculations were “approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation,” even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the company; (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that shareholders would be receiving a much higher premium of 22.0%.  The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade’s stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value.  Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys’ fees, costs and expenses; and such other and further relief as the court may deem just and proper.  Duane Reade believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of over-the-counter medications, health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing, photo supplies, seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.7% of our sales in the quarter ended March 27, 2004 and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business. Our front-end business is generally a larger proportion of our total sales than other major drug store chains, which average 35% to 45%, but similar to most other drug store chains, represents a decreasing share of business year after year due to the faster rate of pharmacy sales growth. Our high percentage of front-end sales is driven by our convenient locations in high traffic residential and commercial areas. Our pharmacy sales include all items we sell by prescription filled within our retail locations or in our central fill facility and delivered to our stores or direct to customers. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Third party prescription plans represented 92.0% of our pharmacy sales in the quarter ended March 27, 2004. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. Pharmacy sales have been among the fastest growing retail categories over the last several years due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

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

In fiscal 2003, New York State reduced Medicaid prescription reimbursement rates, adversely impacting our pharmacy gross margins.  Recent New York State budget proposals also include the possibility of additional reductions in Medicaid reimbursement rates.

While remaining one of the fastest growing retail categories in 2003, the industry as a whole experienced substantially reduced rates of pharmacy same-store sales growth resulting from a decline in the demand for hormonal replacement drugs, conversion of some high volume prescription drugs to over-the-counter status, increased levels of required co-payments by insurers, increased utilization of lower priced generic medications and reductions in coverage resulting from high unemployment rates. These trends continued to be operative throughout the first quarter of 2004.

We operate approximately 85% of our 243 stores in New York City and therefore our financial performance is heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

The New York City economy continued to experience higher rates of unemployment than the national economy overall. March unemployment data for New York City indicated an unemployment rate of 7.9% compared to a national average of 5.7%. While the local economy still lags the national trend, the city did not experience continued job losses during the quarter and has begun to report a rising rate of tax revenues. These trends reflect an improved fiscal situation for the city overall that is consistent with the early stages of an improving local economy.

In connection with the merger, the Company filed a preliminary proxy statement on March 19, 2004 and intends to file additional relevant materials with the SEC, including a definitive proxy statement, and the acquiring entities will file other relevant documents with the SEC. BECAUSE THOSE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION, HOLDERS OF DUANE READE COMMON STOCK ARE URGED TO READ THEM, IF AND WHEN THEY BECOME AVAILABLE. When filed with the SEC, they will be available for free (along with any other documents and reports filed by Duane Reade with the SEC) at its website, www.sec.gov, and Duane Reade stockholders will receive information at an appropriate time on how to obtain the definitive proxy statement for free from Duane Reade. A special meeting of Duane Reade’s stockholders will be convened as soon as practicable after the filing of definitive proxy materials with the SEC. We currently anticipate consummating the merger by the end of June 2004.

Duane Reade Shareholders, LLC, Duane Reade Holdings, Inc. and Duane Reade Acquisition were formed as the acquiring entities at the direction of the equity sponsors, which currently include Oak Hill, Oak Hill Capital Management Partners, L.P. and certain members of Duane Reade’s management. Andrew J. Nathanson and Tyler J. Wolfram are the initial directors of each newly formed Delaware corporation. These entities and their directors and officers may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. As of the date of this report, Mr. Nathanson has an indirect interest (through his participation in an investment partnership) of less than 1% in the outstanding shares of the common stock of Duane Reade and none of the other forgoing participants has any direct or indirect interest, by security holdings or otherwise, in Duane Reade.

Duane Reade and its directors and executive officers may be deemed to be participants in the solicitation of proxies from its stockholders in connection with the proposed transaction. Certain information regarding the participants and their interest in the solicitation is set forth in Duane Reade’s Amendment No.1 to its Annual Report on Form 10-K filed with the SEC on April 26, 2004. Stockholders may obtain additional information regarding the interests of such participants by reading the preliminary proxy statement and the definitive proxy statement when it becomes available.

Results of Operations

For the first quarter ended March 27, 2004, we achieved net sales of $349.6 million and net income of $1.4 million or $0.06 per diluted share, compared to net sales of $333.6 million and net income of $3.1 million or $0.13 per diluted share in the first quarter of the previous year. Although gross margins increased from 21.0% last year to 21.7% this year, the decline in net income is principally due to the following factors:

•                  A $1.5 million increase in depreciation and amortization expense resulting from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the first quarter of 2003;

•                  Pre-tax labor contingency expenses of $1.1 million related to a National Labor Relations Board Administrative Law Judge's recommendation in a collective bargaining agreement litigation related to funding of certain employee benefit funds (see Note 3 to the Unaudited Consolidated Interim Financial Statements);

•                  Pre-tax transaction expenses of $1.1 million related to the proposed merger; and

•                  Increased legal and litigation related expenses by $0.6 million associated with certain labor issues, our attempt to recover the balance of our World Trade Center business interruption insurance claim and various other matters.

The following sets forth the results of operations for the periods indicated.

	13 weeks ended March 27, 2004		13 weeks ended March 29, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales
Net sales	$349,550	100.0%	$333,622	100.0%
Cost of sales	273,785	78.3	263,433	79.0
Gross profit	75,765	21.7	70,189	21.0
Selling, general and administrative expenses	58,643	16.8	53,574	16.1
Labor contingency	1,100	0.3	—	—
Transaction expenses	1,102	0.3	—	—
Depreciation and amortization	9,066	2.6	7,557	2.2
Store pre-opening expense	157	—	416	0.1
Operating income	5,697	1.7	8,642	2.6
Interest expense, net	3,437	1.0	3,517	1.1
Debt extinguishment	—	—	105	—
Income before income taxes	2,260	0.7	5,020	1.5
Income taxes	904	0.3	1,908	0.6
Net income	$1,356	0.4%	$3,112	0.9%

Thirteen Weeks Ended March 27, 2004 versus Thirteen Weeks Ended March 29, 2003

Net sales were $349.6 million in the first quarter of 2004, an increase of 4.8% over net sales of $333.6 million for the first quarter of 2003. Same-store sales increased by 1.6% over the first quarter last year with the balance of the increase coming from the full quarterly results of four net new stores opened in the first quarter last year and 11 net new stores opened since the end of last year’s first quarter.

Pharmacy sales increased from $143.8 million in the first quarter of 2003 to $158.5 million in the first quarter of 2004, an increase of 10.2%, and represented 45.3% of total sales, as compared with 43.1% of total sales in the first quarter of 2003. Pharmacy same-store sales increased by 6.6% over last year, and third-party reimbursed pharmacy sales represented 92.0% of total pharmacy sales compared to 91.1% in the first quarter of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003.  The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans and continued high rates of unemployment in our market areas that have reduced the number of customers covered by insured plans.

Front-end sales increased from $189.8 million in the first quarter of 2003 to $191.1 million in the first quarter of 2004, an increase of 0.7%, and represented 54.7% of total sales, as compared to 56.9% of total sales in the first quarter of 2003. Front-end same store sales declined by 2.3%, largely due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products.  Excluding tobacco sales, front-end same-store sales decreased by approximately 0.6%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the first quarter of 2004, we opened three new stores and closed one store. At March 27, 2004, we operated 243 stores, as compared to 232 stores at March 29, 2003.

Cost of sales as a percentage of net sales decreased to 78.3% for the first quarter of 2004 from 79.0% for the first quarter of 2003, resulting in an increase in gross profit margin to 21.7% for the first quarter of 2004 from 21.0% for the first quarter of 2003.  This increase was primarily attributable to higher front-end selling margins and reduced shrink losses. These improvements were partially offset by higher store occupancy costs primarily resulting from higher rent expense attributable to new stores and store relocations.   Cost of sales also includes a $0.2 million LIFO provision in both the current and prior years.

Selling, general and administrative expenses were $58.6 million, or 16.8% of net sales, and $53.6 million, or 16.1% of net sales, in the first quarters of 2004 and 2003, respectively.  The increase in these expenses as a percentage of sales is primarily attributable to the higher legal and litigation related expenses discussed above, increased promotional and advertising expenses, severance costs associated with certain administrative staff reductions and higher insurance costs.

Depreciation and amortization of intangibles in the first quarters of 2004 and 2003 were $9.1 million and $7.6 million, respectively.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the first quarter of 2003.

We incurred store pre-opening expenses of $0.2 million during the first quarter of 2004 related to the opening of three new stores.  During the comparable period last year, we incurred pre-opening expenses of $0.4 million related to the opening of seven new stores.

Net interest expense decreased 2.3% to $3.4 million in the first quarter of 2004 from $3.5 million in the first quarter of 2003.  This decline was primarily attributable to the lower average interest rates on our outstanding revolving credit borrowings in the current year, as compared to the interest rates incurred on our revolving credit and term loan borrowings in the prior year.

In the first quarter of 2003, we recorded a debt extinguishment charge of $0.1 million, reflecting the payment of early termination premiums related to the retirement of the $1.6 million outstanding balance of the 9.25% senior notes and the write-off of the remaining deferred financing costs associated with those notes.

In the first quarter of 2004, we recorded an income tax provision of $0.9 million, reflecting an estimated annual effective tax rate of 40.0%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $1.9 million reflected an estimated effective tax rate of 38.0%, inclusive of the anticipated benefits of employment tax credits. The increase in the effective tax rate reflects New York State legislation passed in May 2003 which eliminated certain tax deductions attributable to royalty companies. The employment tax credits represent the economic benefits earned by us for our participation in various Federal and state hiring incentive programs.

Liquidity and Capital Resources

Working capital was $224.3 million as of March 27, 2004 and $227.6 million as of December 27, 2003. The decrease was primarily due to reduced levels of merchandise purchases and the collection of certain property insurance recoveries.

For the first quarter of 2004, net cash provided by operating activities was $12.2 million, as compared to $3.7 million in the first quarter of 2003. The increase was principally due to reduced merchandise purchases during this year’s first quarter and the collection of certain property insurance recoveries.

Net cash used in investing activities was $17.1 million during the first quarter of 2004, compared to $20.9 million during the first quarter of 2003.  In the first quarter of 2004, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $7.9 million, while lease acquisition, pharmacy customer file and other costs accounted for $9.2 million of cash used in investing activities.  In the first quarter of 2003, we spent $14.2 million on capital expenditures and $6.7 million on lease acquisition, pharmacy customer file and other costs.

Net cash provided by financing activities was $5.0 million for the first quarter of 2004, compared to $14.2 million for the first quarter of 2003. The decrease primarily reflects the improved level of cash flow generated by operations.

Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 12 - 14 additional new stores during the remainder of this year (a total of 15 - 17 for all of 2004), and 10-12 new stores in fiscal 2005. We expect to spend approximately $40.0 million in 2004 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $14 to $16 million for lease acquisition, pharmacy customer file and other costs. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease most of our store locations.

Leases for 10 of our stores that generated 4.1% of our net sales for fiscal 2003 are scheduled to expire before the end of 2005. One of these leases has a renewal option.  We believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of March 27, 2004, approximately 5,600 of our approximately 6,100 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.  Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2004.  The terms of the expired contract have been extended by the mutual consent of UNITE and Duane Reade through May 31, 2004 while we continue to negotiate the terms of a new agreement.

Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, we are required to fund premiums for a split dollar life insurance policy that will provide certain post-retirement benefits. During fiscal 2002 and fiscal 2003, the premiums amounted to $4.0 million and $5.0 million, respectively, and are scheduled to remain at $5.0 million per year through 2010. The premiums have been established at a level anticipated to be sufficient to cover the full amount of the projected retirement benefits, as well as to return the full cost of the premiums plus a 3% rate of interest to us. Recent Sarbanes-Oxley legislation has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur.

Our planned acquisition by Duane Reade Acquisition will be financed as an all cash transaction whereby our stockholders will receive $17.00 per share outstanding, without interest, on the date of the closing, which is expected to occur during the second calendar quarter of 2004. The total transaction value, including the repayment of indebtedness and transaction-related expenses is approximately $742 million, which will be funded through new equity investments of approximately $242 million and debt of approximately $500 million. Upon closing, we expect to have approximately $90 million of borrowing availability under an amendment to our revolving credit facility (the “Credit Agreement”) and no debt amortization requirements or significant maturities until July 2008.

Our debt structure has two primary components, senior convertible notes (“Convertible Notes”) and the Credit Agreement.  The Convertible Notes were issued on April 16, 2002 at a discounted value equivalent to 57.276% of face value.  The Convertible Notes pay cash interest semiannually at a rate of 2.1478% of face value for the first five years and thereafter accrue original issue discount at a semi-annual bond equivalent rate of 3.75% yield to maturity on April 16, 2022. The Convertible Notes are convertible into shares of our common stock upon the occurrence of certain specified events. Holders of the Convertible Notes may require us to purchase all or a portion of the Convertible Notes on each of the 5, 10 and 15-year anniversaries of the issuance date at pre-specified prices. We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007 at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date. The Credit Agreement, which we entered into on July 21, 2003, is an asset-based revolving loan which uses a pre-determined percentage of the current value of our inventory, customer prescription files and selected accounts receivable to calculate the availability of funds eligible to be borrowed, up to an aggregate principal amount of $200 million.  Borrowings under this facility are principally LIBOR-based, with the margin fixed at 1.75% for the first year and subject to a sliding scale adjustment thereafter, based on remaining levels of availability. This facility matures on July 20, 2008.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under our Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our existing levels of cash flow from operations of approximately $40 million annually and significant additional borrowing capacity under our Credit Agreement which amounted to over $120 million at March 27, 2004. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future.  Such risks that could adversely affect our ability to meet our debt service obligations include but are not limited to reductions in third party prescription reimbursement rates, further declines in the New York City economy, increases in competitive activity, additional business adverse legislative changes or a major disruption of business in our markets from a terrorist event or natural disaster. Our borrowings under our Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. As of March 27, 2004, we had $75.4 million of borrowings outstanding under our asset-based revolving credit agreement and there was $123.4 million of remaining availability, net of $1.2 million reserved for outstanding Standby Letters of Credit.

The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement or in the indenture related to the Convertible Notes.

There have been no material changes in the Contractual Obligations and Commitments disclosed in our Annual Report on Form 10-K, and related amendments, for the year ended December 27, 2003, except that we paid the annual $5.0 million premium due in connection with the CEO Split Dollar Life Insurance Policy. The remaining fixed premium obligation under the terms of this policy amounts to $30.0 million.

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

In addition to Mr. Cuti’s post-retirement benefits discussed above, in the event of a change of control or our failure to renew Mr. Cuti’s current employment agreement that expires on December 31, 2004, we will be required to pay severance benefits equal to five times the “earnings amount” of approximately $4.1 million (based upon the sum of Mr. Cuti’s current annual salary, maximum incentive bonus and a supplemental non-compete payment).

At March 27, 2004 we recorded a litigation-related non-current liability of $13.7 million in connection with a National Labor Relations Board Administrative Law Judge recommendation in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this recommendation is only the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter can not be determined at this time. This matter is more fully described in Note 3 to the Unaudited Consolidated Interim Financial Statements.

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Obligations and Commitments table presented in our Annual Report on Form 10-K for the year ended December 27, 2003 and related amendments.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 27, 2003 and related amendments are those that depend most heavily on these judgments and estimates.  At March 27, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Recently Issued Accounting Pronouncements

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

ITEM 3. MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Credit Agreement was approximately $75.4 million at March 27, 2004. At March 27, 2004, the weighted average combined interest rate in effect on all borrowings under the Credit Agreement was 2.85%. A 0.50% change in interest rates applied to the $75.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.4 million. In addition, we also have $201.0 million of Convertible Notes outstanding at March 27, 2004. The Convertible Notes bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls over Financial Reporting. Since the date of their most recent evaluation, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a materially adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are a party to the following legal actions and matters:

During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We have received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an umpire (to resolve differences between the two appraisers) who will determine the amount of insured loss we have sustained. The insurance carrier has appealed a number of rulings by the trial court. In light of both the early stage of the appraisal process and the inherent uncertainty in litigation relating to our appeal, the amount of additional insurance proceeds, if any, that we may collect under the terms of our insurance contract with the defendant cannot be reasonable predicted or determined at this time. In fiscal 2002, we received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the consolidated statement of income. In the event of an unfavorable outcome to us, this amount would not be required to be returned to the insurance company.

Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Senior Vice President and Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiffs’ action, with prejudice. The plaintiffs have filed an appeal. We continue to believe that the plaintiff’s actions are completely baseless and wholly without merit, and intend to continue to vigorously defend ourselves.

We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. In December 2003, we settled the issue of the amount of our liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with our previously established reserves. The amount of attorney’s fees owed to the plaintiffs’ attorneys remains an open issue in the case and we plan to vigorously defend claims by these attorneys for fees. It is not anticipated that the amount of attorneys fees that would be required to be paid in this matter would be material to our business and operations.

We are a party to a National Labor Relations Board (NLRB) administrative proceeding regarding a dispute with the Allied Trades Council over whether a negotiating impasse was reached between us and the union in August of 2001. The Allied Trades Council represents employees in 139 of our stores in a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NLRB and enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our Allied Trades Council employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ’s recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full NLRB in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full NLRB decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, we have been advised by our outside labor counsel that we have numerous meritorious defenses and arguments in response to the ALJ’s recommendation.

In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses these contingencies, we recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and an additional pre-tax charge of $1.1 million in the quarter ended March 27, 2004. These charges represent our current best estimate of the loss that would result upon application of the ALJ’s recommendation. We note that such charges were based upon the facts available to us at the time. In our opinion, such charges could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through March 27, 2004, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until March 27, 2004. While this represents our best estimate of the ALJ’s recommendation, we believe that the actual range of loss in this matter could be from $0, if the ALJ’s recommendation is not followed, to approximately $28 million, if the ALJ’s recommendation is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, which are calculated on the same basis as the charges recorded in the 2003 financial statements. We currently estimate that the charge in 2004 will approximate $4.4 million.

We are a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through August 2001. The plaintiffs have recently filed a motion seeking summary judgment of $2.29 million of claims for alleged underfunding and related penalties and interest. In addition, at various times, the plaintiffs have stated that they believe we may owe additional amounts. However, any additional amounts that the plaintiffs may claim are not known at this time. We have filed a motion opposing these claims. We believe that we have made sufficient contributions to these funds and that we have meritorious defenses to the claims being made by these funds. Accordingly, we intend to vigorously defend ourselves in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability we may face, if any.

We are involved in an ongoing dispute with Cardinal Health, one of our former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, we believe we have counterclaims that offset the claims against us by Cardinal, as well as meritorious defenses to these claims, and plan to vigorously pursue our affirmative claims and to vigorously defend ourself in this action. Non-party discovery in the case has concluded and it is expected to go to trial sometime in 2004.

A New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of our own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by us at this time.

Litigation Relating to the Merger Transaction

We are aware of six purported class action complaints challenging the merger transaction that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as us as defendants. Four of the Delaware Complaint names Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of our board of directors and executive officers as well as us as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint (the “Consolidated Complaint”).

The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the SEC on March 19, 2004.  Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the “Current Employment Agreement Estimated Payments,” as that term is used in the preliminary proxy, and the reasons for these payments: (2) the materials and data purportedly used by Bear Stearns in calculating the “Current Employment Agreement Estimated Payments,” instead of the disclosure in the preliminary proxy statement that these calculations were “approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation,” even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the company; (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that shareholders would be receiving a much higher premium of 22.0%.  The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade’s stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value.  Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys’ fees, costs and expenses; and such other and further relief as the court may deem just and proper.  We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

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

2.1

Agreement and Plan of Merger, dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

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
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10— K for the year ended December 25, 1999 (the “1999 10-K”)).

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
4.2

Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2002).

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

10.14	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.15	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16

Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.17

Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.18

Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19

Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.20

Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.21

Amendment No. 1 to Shareholder Rights Agreement, dated as of December 19, 2003, between the Company and EquiServe Trust Company, N.A., as Rights Agent Council (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 (the “2003 10-K”)).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.1	Consent of Independent Accountants (incorporated by reference to Exhibit 23.1 to the 2003 10-K).
23.2	Consent of Independent Accountants (incorporated by reference to Exhibit 23.2 to the 2003 10-K).
31.1 *	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2 *	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32.0 *	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*  filed herewith

(b)                                 Reports on Form 8-K:

On March 12, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to a revision to the Company’s previously announced financial results for the 13 weeks ended December 27, 2003.

On April 21, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s financial results for the 13 weeks ended March 27, 2004.

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

Dated:	May 6, 2004
DUANE READE, Inc.
(Registrant)

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 6, 2004.

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

Dated:	May 6, 2004
DRI I Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 6, 2004 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2004
DUANE READE

By:	DRI I Inc., a general partner	By:	Duane Reade Inc., a general partner

By:	/s/ John K. Henry	By:	/s/ John K. Henry
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 6, 2004 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated: May 6, 2004
DUANE READE REALTY, Inc.

By:	/s/ John K. Henry
	Name:	John K. Henry
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 6, 2004 by:

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

Dated: May 6, 2004
DUANE READE INTERNATIONAL, Inc.

	By:	/s/ John K. Henry
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 6, 2004 by:

SIGNATURES	TITLES

/s/ Gary Charboneau	President and Chief Executive Officer and Director
Gary Charboneau	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)