Form 10-K/A
period 2003-12-27
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2004-05-14
CIK 1095722, 1095723, 895364, 895366, 1052796

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

INDEX

		Page
PART I
Introduction		3
Recent Developments		3
ITEM 1.	Business	4
ITEM 3.	Legal Proceedings	16
PART II
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 8.	Financial Statements and Supplementary Data	35
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	72
Signatures		76

Introduction

        On March 11, 2004, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (the "2003 10-K") and, on April 26, 2004, filed an Amended 2003 10-K ("10-K/A") with the Securities and Exchange Commission. In connection with the proposed acquisition of the Company by an affiliate of Oak Hill Capital Partners, L.P. (see "Recent Developments" below), the Securities and Exchange Commission reviewed both the 10-K filing and the preliminary proxy statement filed by the Company on March 19, 2004. In response to certain suggestions put forth by the Securities and Exchange Commission, the Company is filing this 10-K/A and is hereby amending certain disclosures contained within the 10-K. While the content of these disclosures remains essentially unchanged, these modifications serve to provide additional detail and clarification.

Recent Developments

        In connection with the proposed transaction between Duane Reade and Duane Reade Acquisition Corp. ("Duane Reade Acquisition"), an affiliate of Oak Hill Capital Partners, L.P. ("Oak Hill"), Duane Reade and the other participants in the transaction filed relevant materials with the Securities and Exchange Commission, including a preliminary proxy statement, which was filed on March 19, 2004. The definitive proxy statement will be sent to holders of Duane Reade common stock if and when it becomes available. Holders of Duane Reade common stock are urged to read the preliminary proxy statement on file with the Securities and Exchange Commission, the definitive proxy statement if and when it becomes available and any other relevant materials filed by Duane Reade with the Securities and Exchange Commission because they contain, or will contain, important information about Duane Reade, the other participants in the transaction and the transaction. The preliminary proxy statement is available, and the definitive proxy statement will be available if and when it is filed, for free (along with any other documents and reports filed by Duane Reade and the other participants in the transaction with the Securities and Exchange Commission) at the Securities and Exchange Commission's website, www.sec.gov. In addition, you may obtain documents filed with the Securities and Exchange Commission by Duane Reade free of charge by requesting them in writing from Duane Reade, Inc., 440 Ninth Avenue, New York, New York, 10001, Attention: Corporate Secretary, or by telephone at (212) 273-5700.

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

        Duane Reade and its directors and executive officers may be deemed to be participants in the solicitation of proxies from its stockholders in connection with the proposed transaction. Certain information regarding the participants and their interest in the solicitation is set forth in Duane Reade's Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2004. Stockholders may obtain additional information regarding the interests of such participants by reading the preliminary proxy statement, the definitive proxy statement when it becomes available and any other relevant documents filed with the Securities and Exchange Commission.

        The Company is aware of six purported class action complaints challenging the merger transaction that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the "New York Complaint") is pending but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of the Company's board of directors and executive officers as well as the Company as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company's board of directors and executive officers as well as the Company as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

        The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint (the "Consolidated Complaint").

        The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the Securities and Exchange Commission on March 19, 2004. Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the "Current Employment Agreement Estimated Payments," as that term is used in the preliminary proxy, and the reasons for these payments; (2) the materials and data purportedly used by Bear Stearns in calculating the "Current Employment Agreement Estimated Payments," instead of the disclosure in the preliminary proxy statement that these calculations were "approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation," even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the Company; (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that stockholders would be receiving a much higher premium of 22.0%. The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade's stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys' fees, costs and expenses; and such other and further relief as the court may deem just and proper. The Company believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

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

        On December 23, 2003, we announced that we had entered into a definitive merger agreement to be acquired by Duane Reade Acquisition. Under the terms of the merger agreement, which remains subject to our stockholders' approval, stockholders would receive $17.00 per share in cash, without interest. The purchase price represents a 22.8% premium over the $13.84 per share average closing price of our common stock for the 30 trading days immediately preceding the announcement of the merger transaction. The aggregate value of the merger transaction exceeds $740 million, including the repayment of indebtedness. The transaction was unanimously approved by the independent members of our board of directors. The equity financing necessary for the merger will be provided by Oak Hill and its affiliate, Oak Hill Capital Management Partners, L.P., and any other investor that Oak Hill selects to participate in the transaction as an equity co-investor. The debt financing necessary for the merger will be provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, our Chairman, President and CEO, together with our Senior Vice Presidents and certain other members of management will, at the closing of the transaction, have equity interests in the acquiring entity. The closing of this transaction is subject to certain terms and conditions, including receipt of stockholder approval and the proceeds from the financing to be provided by third parties. The merger agreement is subject to a termination fee of $10.0 million plus reimbursement of expenses of up to $2.0 million, all of which are to be paid by us if the merger agreement is terminated under certain circumstances. A special meeting of our stockholders will be convened as soon as practicable after the filing of definitive proxy materials with the Securities and Exchange Commission. We currently anticipate consummating the merger by the end of June 2004.

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

        As of December 27, 2003, we operated 241 stores, 17 of which were opened during fiscal 2003. During fiscal 2002 and 2001, we opened 32 stores and 31 stores, respectively. We closed four stores in each of 2003 and 2002, and we closed one store in 2001 and lost two stores as a result of the September 11 terrorist attack on the World Trade Center. Among the 17 new stores we opened during fiscal 2003, five were in Manhattan, seven were in the outer boroughs of New York City, and five were in densely populated, nearby suburbs. As of December 27, 2003, approximately 52% of our stores were in Manhattan, 33% were in the outer boroughs and 15% were located outside New York City. Because of our concentration as a regional chain in the New York metropolitan area and in New York City in particular, we are subject to the impact of major fluctuations in the local economy. At December 27, 2003, we occupied 1.7 million square feet of retail space, approximately 9% more than in fiscal 2002 and 73% more than at the end of fiscal 1998. Approximately one-third of the stores we operated at December 27, 2003 were opened within the past three years.

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

        Another adverse trend for drug store retailing has been the rapid growth in mail order and internet based prescription processors. These prescription distribution methods have grown in market share relative to drug stores as a result of the rapid rise in drug costs experienced in recent years. Mail order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail order distribution operations. In addition to these forms of mail order distribution, there have also been an increasing number of internet based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last few years.

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

        Internet:    As described above, mail order and internet-based distributors have been taking an increasing share of the pharmacy market. In 1999, we launched an interactive website, "www.duanereade.com," which customers may use to access company information, refill prescriptions and purchase over-the-counter medications, as well as health and beauty care products and other non-pharmacy items. Internet-based purchases are available for both front-end and pharmacy products and can be delivered directly to the customer or made available at the customer's store of choice for pickup. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting our strength as a "brick-and-mortar" retailer. While sales generated on the website to date have been immaterial to our business overall, we believe www.duanereade.com has better positioned us to mitigate some of the adverse impact of mail order and internet-based pharmacy distributors.

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

        Our primary competition comes from over 700 independent pharmacies located in New York City, as well as stores operated by major drug store chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise and a convenient store format. Against major drug chain competition, Duane Reade enjoys the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York metropolitan area. Despite the fact that we enjoy many competitive advantages over these other drug store chains, it is also important to note that some of our major competitors are well capitalized large national chains that have the ability to enter our markets on a large scale if they elect to do so.

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

        During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We have received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an umpire (to resolve differences between the two appraisers) who will determine the amount of insured loss we have sustained. The insurance carrier has appealed a number of rulings by the trial court. In light of both the early stage of the appraisal process and the inherent uncertainty in litigation relating to the appeal, the amount of additional insurance proceeds, if any, that we may collect under the terms of our insurance contract with the defendant cannot be reasonably predicted or determined at this time. In fiscal 2002, we received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the accompanying consolidated statement of income. Based upon the terms of the $9.4 million payment, in the event of an unfavorable outcome to us, this amount would not be required to be returned to the insurance company.

        Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Senior Vice President and Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the

Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiff's action, with prejudice. The plaintiffs have appealed the decision. We continue to believe that the plaintiffs' actions are completely baseless and wholly without merit, and intend to continue to vigorously defend ourselves.

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

        We are a party to a National Labor Relations Board ("NLRB") administrative proceeding regarding a dispute with the Allied Trades Council over whether a negotiating impasse was reached between us and the union in August of 2001. The Allied Trades Council represents employees in 139 of our stores pursuant to a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge ("ALJ") who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NLRB and enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union's pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our Allied Trades Council employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ's recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full NLRB in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full NLRB decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, we have been advised by our outside labor counsel that we have numerous meritorious defenses and arguments in response to the ALJ's recommendation.

        In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined at this time, under the provisions of Statement of Financial Accounting Standard ("FAS") No. 5 which addresses contingencies, we have recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003. This represents our current best estimate of the loss that would result upon application of the ALJ's recommendation. We note that such charge is based upon the facts available to us at the time, and in our opinion, such charge could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. This charge reflects the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 27, 2003, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until the December 27, 2003 year end date. While this represents our current best estimate of the ALJ's recommendation, we believe that the actual range of loss in this matter could be from $0, if the ALJ's recommendation is not followed, to approximately $27 million, if the ALJ's recommendation is upheld and there is no offset for any benefits paid over this period.

        Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will also record additional non-cash pre-tax charges, which are calculated on the same basis as the charge recorded in the 2003 financial statements. We currently estimate that the charge in 2004 will approximate $4.4 million.

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

        We are involved in an ongoing dispute with Cardinal Health, one of our former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney's fees and interest. While there can be no definitive assurance, we believe we have counterclaims that offset the claims against us by Cardinal, as well as meritorious defenses to these claims, and plan to vigorously pursue our affirmative claims and to vigorously defend ourself in this action. Non-party discovery in the case has concluded and it is expected to go to trial sometime in 2004.

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

        The Delaware Complaints and the pending New York Complaint allege, among other things, that the defendants purportedly breached duties owed to our stockholders in connection with the merger transaction by allegedly failing to: (1) appropriately value Duane Reade as a merger candidate; (2) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available; and (3) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: (a) an order that the complaints are properly maintainable as a class action; (b) a declaration that defendants have breached their fiduciary duties and other duties; (c) injunctive relief; (d) unspecified monetary damages; (e) attorneys' fees, costs and expenses; and (f) such other and further relief as the court may deem just and proper. We believe these lawsuits are without merit and plan to defend these lawsuits vigorously. For more information regarding these complaints, please see "Recent Developments."

PART II

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

        Third party prescription plans represented 91.4% of our pharmacy sales in fiscal 2003. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. Pharmacy sales have been among the fastest growing retail categories over the last several years due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure. In addition, in fiscal 2003, New York State reduced Medicaid prescription reimbursement rates, adversely impacting our pharmacy gross margins.

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

        In connection with the merger, a special meeting of Duane Reade's stockholders will be convened as soon as practicable after the filing of definitive proxy materials with the Securities and Exchange Commission. We currently anticipate consummating the merger by the end of June 2004.

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

        Our effective tax rate in 2003 was 30.1% as compared to 36.3% in 2002. The lower effective tax rate is attributable to the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with New York State legislation enacted during the second quarter of 2003 with retroactive application to January 1, 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies. Employment tax credits represent the benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs. The annual increase in the value of the employment tax credits reflects the hiring of additional qualifying employees from year to year as a result of our continuing expansion and ongoing presence in economically challenged regions within the New York metro area.

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

        For fiscal 2003, net cash used in investing activities was $55.1 million, compared to $60.5 million in fiscal 2002. Net cash used in investing activities in 2003 was for capital expenditures of $41.0 million, primarily related to the opening and remodeling of new and renovated stores, combined with $12.7 million for lease acquisition, pharmacy file and other costs and $1.4 million associated with the completion of a store acquisition initiated in 2001. Net cash used in investing activities in 2002 was due to capital expenditures of $47.6 million and $12.9 million for lease acquisition, pharmacy file and other costs. The decrease in cash used for investing activities was primarily due to a reduction in the number of store openings from 32 in 2002 to 17 in 2003, partially offset by increased capital expenditures in 2003 for technology related projects.

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

        Our planned acquisition by Duane Reade Acquisition will be financed as an all cash transaction whereby our stockholders will receive $17.00 per share outstanding, without interest, on the date of the closing, which is expected to occur during the second calendar quarter of 2004. The total transaction value, including the repayment of indebtedness and transaction-related expenses is approximately $742 million, which will be funded through new equity investments of approximately $242 million and debt of approximately $500 million. Upon closing, we expect to have approximately $90 million of borrowing availability under an amendment to our revolving credit facility (the "Credit Agreement") that we expect to enter into and no debt amortization requirements or significant maturities until July 2008.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under our Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our existing levels of cash flow from operations of approximately $40 million annually and significant additional borrowing capacity under our Credit Agreement which amounted to over $120 million at December 27, 2003. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. Such risks that could adversely affect our ability to meet our debt service obligations include but are not limited to reductions in third party prescription reimbursement rates, further declines in the New York City economy, increases in competitive activity, additional business adverse legislative changes or a major disruption of business in our markets from a terrorist event or natural disaster. Our borrowings under the Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

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

        Receivables—Reserves for Uncollectible Accounts—At December 27, 2003, accounts receivable included $37.0 million of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales made prior to the year-end date. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. There was approximately $3.3 million reserved for uncollectible pharmacy receivables at December 27, 2003. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company's historical collection experience to the total aged receivable balance. At December 27, 2003, this reserve was approximately $1.3 million.

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

PricewaterhouseCoopers LLP
New York, NY

February 23, 2004, except for Note 20,
as to which the date is March 11, 2004

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors of Duane Reade Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 23, 2004, except for Note 20, as to which the date is March 11, 2004 appearing in the 2003 Annual Report in this form 10-K/A also included an audit of the financial statement schedule listed in Item 15(c) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, NY

February 23, 2004

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

DUANE READE INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 27, 2003	December 28, 2002
Assets
Current assets
Cash	$1,252	$4,183
Receivables, net	53,689	62,008
Inventories, net	259,765	220,338
Deferred income taxes	8,150	5,416
Prepaid expenses and other current assets	19,504	16,006

Total current assets	342,360	307,951
Property and equipment, net	189,469	169,507
Goodwill, net of accumulated amortization of $35,323	161,318	160,403
Deferred income taxes	5,543	6,489
Other assets	88,836	85,173

Total assets	$787,526	$729,523

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$85,258	$57,776
Accrued interest	1,633	2,192
Accrued expenses	27,489	27,453
Current portion of long-term debt	—	3,962
Current portion of capital lease obligation	422	472

Total current liabilities	114,802	91,855
Long-term debt	271,385	263,782
Capital lease obligation, less current portion	1,103	1,525
Other noncurrent liabilities	62,915	42,493

Total liabilities	450,205	399,655

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,403,550 and 24,037,742 shares, respectively	244	240
Paid-in capital	331,917	329,542
Retained earnings	5,160	86

Total stockholders' equity	337,321	329,868

Total liabilities and stockholders' equity	$787,526	$729,523

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

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

        The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors. The guarantees of the subsidiary guarantors, which relate to the Company's obligations under its registered debt and Credit Agreement (more clearly described in Note 9), are full and unconditional, joint and several.

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

        Receivables:    Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company's accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company's historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $5.2 million and $5.0 million at December 27, 2003 and December 28, 2002 respectively. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

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

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. Due to the nature of the products sold, the Company's historical experience is that product returns are de minimis in amount and therefore do not require the establishment of a returns and allowances reserve.

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

        Uncollectible accounts receivable:    The Company's accounts receivable primarily consists of amounts due from third party prescription plans, vendors and credit card processors. The Company fully reserves for all prescription plan receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible at the balance sheet date. Although the majority of vendor receivables are collected through authorized deductions against purchases, the Company reserves for the portion of such vendor receivables that it considers to be potentially uncollectible by applying its historical collection experience to the total aged receivable balance. Credit card receivables are normally collected within five days. The Company believes that this method provides adequate assurance that such balances are reflected at net realizable value at the balance sheet dates.

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

        General liability insurance claims:    Liabilities for the self-insured portion of general liability insurance claims are primarily related to customer accidents. The Company's policy is to recognize such liabilities based on estimates of the self-insured portion of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. At December 27, 2003, the Company has recorded an accrued liability of $1.9 million reflecting its estimated self-insured portion of such general liability claims.

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

2.    Planned Merger with Oak Hill

        On December 23, 2003, the Company announced that it had entered into a definitive merger agreement to be acquired by Duane Reade Acquisition Corp. ("Duane Reade Acquisition"), an affiliate of Oak Hill Capital Partners, L.P. ("Oak Hill"). Under the terms of the merger agreement, which remains subject to the approval of the Company's stockholders, the Company's stockholders would receive $17.00 per share in cash, without interest. The purchase price represents a 22.8% premium over the $13.84 per share average closing price of the Company's common stock for the 30 trading days immediately preceding the announcement of the merger transaction. The aggregate value of the merger transaction exceeds $740 million, including the repayment of indebtedness. The transaction was unanimously approved by the independent members of Duane Reade's board of directors. The equity financing necessary for the merger will be provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. and any other investor that Oak Hill selects to participate in the transaction as an equity co-investor. The debt financing necessary for the merger will be provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, the Company's Chairman, President and CEO, together with the Company's Senior Vice Presidents and certain other members of management will, at the closing of the transaction, have equity interests in the acquiring entity. The closing of this transaction is subject to certain terms and conditions, including receipt of stockholder approval and the proceeds from the financing to be provided by third parties. The merger agreement is subject to a termination fee of $10.0 million plus reimbursement of expenses of up to $2.0 million, all of which are to be paid by the Company if the merger agreement is terminated under certain circumstances.

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

        Employment tax credits represent the benefits earned by the Company for its participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs. The annual increase in the value of the employment tax credits reflects the hiring of additional qualifying employees from year to year as a result of the Company's continuing expansion and its ongoing presence in economically challenged regions within the New York metro area.

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

        During 2002, the Company initiated a legal action against its former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which the

Company's single highest volume and most profitable store was completely destroyed. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an umpire (to resolve differences between the two appraisers) who will determine the amount of insured loss the Company has sustained. The insurance carrier has appealed a number of the rulings by the trial court. In light of both the early stage of the appraisal process and the inherent uncertainty in litigation relating to the appeal, the amount of additional insurance proceeds, if any, that the Company may collect under the terms of its insurance contract with the defendant cannot be reasonably predicted or determined at this time. In fiscal 2002, the Company received an advance of approximately $9.4 million toward its business interruption claim that was recognized as a separate component of income in the accompanying consolidated statement of income. Based upon the terms of the $9.4 million payment, in the event of an unfavorable outcome to the Company, this amount would not be required to be returned to the insurance company.

        The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Senior Vice President and Chief Financial Officer, and Gary Charboneau, its Senior Vice President of Sales and Marketing, have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.'s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company's motion to dismiss the plaintiff's action, with prejudice. The plaintiffs have appealed the decision. The Company continues to believe that the plaintiffs' actions are completely baseless and wholly without merit, and intends to continue to vigorously defend itself.

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

        The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney's fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. Non-party discovery in this case has been concluded and it is expected to go to trial sometime in 2004.

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

        Litigation Relating to the Merger Transaction:    Duane Reade is aware of six purported class action complaints challenging the merger transaction that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York, referred to as the "New York Complaints." Two of the New York Complaints have been dismissed without prejudice. On January 28, 2004, the six Delaware actions were consolidated. The Delaware Complaints name Mr. Cuti and certain other members of Duane Reade's board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaints name Mr. Cuti and certain other members of Duane Reade's board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York Complaints named Oak Hill as a defendant.

        The Delaware Complaints and the pending New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade's stockholders in connection with the merger transaction by allegedly failing to: (1) appropriately value Duane Reade as a merger candidate; (2) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available; and (3) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: (a) an order that the complaints are properly maintainable as a class action; (b) a declaration that defendants have breached their fiduciary duties and other duties; (c) injunctive relief; (d) unspecified monetary damages; (e) attorneys' fees, costs and expenses; and (f) such other and further relief as the court may deem just and proper. Duane Reade believes these lawsuits are without merit and plans to defend these lawsuits vigorously. For more information regarding these complaints, please see "Recent Developments."

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

20.    Subsequent Events

      The Company is a party to a National Labor Relations Board ("NLRB") administrative proceeding regarding a dispute with the Allied Trades Council over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company's stores pursuant to a collective bargaining agreement that expired on August 31, 2001. The employees have been working pursuant to the terms of the Company's December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. The Company believes an impasse did in fact occur and as a result, the Company had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of the Company's employees. On February 18, 2004, an Administrative Law Judge ("ALJ") who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NLRB and enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union's pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ's recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full NLRB in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full NLRB decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that it has numerous meritorious defenses and arguments in response to the ALJ's recommendation.

        In light of the foregoing, while it is the Company's belief that the final financial outcome of this litigation cannot be determined at this time, under the provisions of Statement of Financial Accounting Standard ("FAS") No. 5 which addresses contingencies, the Company has recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003. This represents the current best estimate of the loss that would result upon application of the ALJ's recommendation. The Company notes that such charge is based upon the best facts available to it at this time and, in the Company's opinion, such charge could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. This charge reflects the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 27, 2003, reduced by a portion of the benefits the Company paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until the December 27, 2003 year end date. While this represents the Company's current best estimate of the ALJ's recommendation, the Company believes that the actual range of loss in this matter could be from $0, if the ALJ's recommendation is not followed, to approximately $27 million, if the ALJ's recommendation is upheld and there is no offset for any benefits paid over this period.

        Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will also record additional non-cash pre-tax charges, which are calculated on the same basis as the charge recorded in the 2003 financial statements. The Company currently estimates that the charge in 2004 will approximate $4.4 million.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 23, 2003).
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated May 22, 2001).
3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade dated July 16, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2	Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).

10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.7	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.8	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.9	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.10	First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.11	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.12	Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
10.13	Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).
10.14	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.15	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16	Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.17	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.18	Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19	Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.20	Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.21	Amendment No. 1 to Shareholder Rights Agreement, dated as of December 19, 2003, between the Company and EquiServe Trust Company, N.A., as Rights Agent.
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.1*	Consent of Independent Accountants
23.2*	Consent of Independent Accountants
31.1*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer
31.2*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer
32.0*	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO

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

(c)
Financial Statement Schedules:

Schedule II — Valuation & Qualifying Accounts

	(in millions)
Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
2001	Accounts Receivable	$0.4	$4.5	—	$2.4	$2.5
2002	Accounts Receivable	$2.5	$3.7	—	$1.2	$5.0
2003	Accounts Receivable	$5.0	$0.8	—	$0.6	$5.2

(1)
Deductions represent reductions in valuation allowances credited to cost of sales and other expenses

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

Dated: May 14, 2004
DUANE READE INC. (Registrant)
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 14, 2004:

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

Dated: May 14, 2004
DRI I INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 14, 2004 by the following persons in the capacities indicated with respect to DRI I Inc.:

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

Dated: May 14, 2004
DUANE READE INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer
DRI I INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 14, 2004 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

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

Dated: May 14, 2004
DUANE READE REALTY, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 14, 2004 by the following persons in the capacities indicated with respect to Duane Reade Realty, Inc.:

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

Dated: May 14, 2004
DUANE READE INTERNATIONAL, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 14, 2004 by the following persons in the capacities indicated with respect to Duane Reade International, Inc.:

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
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Report of Independent Auditors on Financial Statement Schedule
DUANE READE INC. Consolidated Statements of Income (In thousands, except per share amounts)
DUANE READE INC. Consolidated Balance Sheets (Dollars in thousands)
DUANE READE INC. Consolidated Statements of Cash Flows (In thousands)
DUANE READE INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DUANE READE INC. Notes to Consolidated Financial Statements
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
Schedule II — Valuation & Qualifying Accounts
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES