Form 10-K/A
period 2003-12-27
DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2004-06-16
CIK 1095722, 1095723, 895364, 895366, 1052796

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

Introduction

        On March 11, 2004, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (the "2003 10-K") and, on April 26, 2004, filed an Amended 2003 10-K ("10-K/A") with the Securities and Exchange Commission. In connection with the proposed acquisition of the Company by an affiliate of Oak Hill Capital Partners, L.P. (see "Recent Developments" below), the Securities and Exchange Commission reviewed both the 10-K filing and the preliminary proxy statement filed by the Company on March 19, 2004. In response to certain suggestions put forth by the Securities and Exchange Commission, the Company filed an amendment to the 10-K/A on May 14, 2004 and, in response to an additional suggestion put forth by the Securities and Exchange Commission, is hereby amending certain disclosures contained within the 10-K/A, as amended. While the content of these disclosures remains essentially unchanged, these modifications serve to provide additional detail and clarification. For the convenience of investors, the Company is hereby amending and restating the 2003 10-K to include all the amendments that have been made since the original filing on March 11, 2004.

Recent Developments

        In connection with the proposed transaction between Duane Reade and Duane Reade Acquisition Corp. ("Duane Reade Acquisition"), an affiliate of Oak Hill Capital Partners, L.P. ("Oak Hill"), Duane Reade and the other participants in the transaction filed relevant materials with the Securities and Exchange Commission, including a preliminary proxy statement, which was filed on March 19, 2004. The definitive proxy statement will be sent to holders of Duane Reade common stock if and when it becomes available. Holders of Duane Reade common stock are urged to read the preliminary proxy statement on file with the Securities and Exchange Commission, the definitive proxy statement if and when it becomes available and any other relevant materials filed by Duane Reade with the Securities and Exchange Commission because they contain, or will contain, important information about Duane Reade, the other participants in the transaction and the transaction. For further developments related to the merger, please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004. The preliminary proxy statement is available, and the definitive proxy statement will be available if and when it is filed, for free (along with any other documents and reports filed by Duane Reade and the other participants in the transaction with the Securities and Exchange Commission) at the Securities and Exchange Commission's website, www.sec.gov. In addition, you may obtain documents filed with the Securities and Exchange Commission by Duane Reade free of charge by requesting them in writing from Duane Reade, Inc., 440 Ninth Avenue, New York, New York, 10001, Attention: Corporate Secretary, or by telephone at (212) 273-5700.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Duane Reade Inc. and its subsidiaries at December 27, 2003 and December 28, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As also discussed in Note 1 to the consolidated financial statements, the Company has adopted the specific cost LIFO method of inventory accounting, effective December 30, 2001.

PricewaterhouseCoopers LLP
New York, NY

February 23, 2004, except for Note 20
as to which the date is March 11, 2004

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule

To the Board of Directors of Duane Reade Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 23, 2004, except for Note 20, as to which the date is March 11, 2004, appearing in the 2003 Annual Report in this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(c) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

DUANE READE INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net income	$5,074	$15,577	$24,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,271	28,836	28,098
Deferred income taxes	(1,788)	12,973	9,758
Effect of accounting change, net	—	9,262	—
Gain on sales and disposals of assets	—	(180)	(1,221)
Debt extinguishment	730	(5,127)	1,491
Non-cash rent expense	8,451	9,590	5,744
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	8,319	(4,323)	(12,816)
Inventories	(38,308)	(13,639)	(45,838)
Accounts payable	27,482	(11,312)	21,513
Prepaid and accrued expenses	(1,681)	6,857	(8,907)
Other assets and liabilities, net	4,894	(5,977)	3,210

Net cash provided by operating activities	47,444	42,537	25,762

Cash flows from investing activities:
Capital expenditures	(41,036)	(47,599)	(40,982)
Lease acquisition, customer file and other costs	(12,697)	(12,921)	(8,470)
Acquisition price adjustments	(1,382)	—	—
Proceeds from sales of assets	—	—	1,400

Net cash used in investing activities	(55,115)	(60,520)	(48,052)

Cash flows from financing activities:
Proceeds from common stock offering, net	—	—	130,446
Proceeds from convertible note offering	—	218,501	—
Repurchase of convertible notes	—	(14,977)	—
Repurchase of senior subordinated notes	(1,621)	(78,379)	—
Repayment of term loans	(65,091)	(91,068)	(101,579)
Net borrowings/(repayments) of revolving credit facility	70,353	(10,000)	(2,500)
Deferred financing costs	(2,191)	(8,000)	(2,106)
Proceeds from exercise of stock options	3,761	2,292	3,789
Repayment of capital lease obligations	(471)	(1,175)	(1,767)

Net cash provided by financing activities	4,740	17,194	26,283

Net (decrease) increase in cash	(2,931)	(789)	3,993
Cash at beginning of year	4,183	4,972	979

Cash at end of year	$1,252	$4,183	$4,972

Supplementary disclosures of cash flow information:
Cash paid for interest	$12,237	$19,435	$28,737
Cash paid for taxes on income, net of refunds received	$1,822	$(286)	$2,323
Acquisitions using common stock	$—	$13,197	$25,342
Property acquired under capital lease financing	$—	$2,176	$—

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 23, 2003).
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated May 22, 2001).
3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade dated July 16, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2	Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).

10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.7	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.8	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.9	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.10	First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.11	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.12	Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
10.13	Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).
10.14	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.15	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16	Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.17	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.18	Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19	Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.20	Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.21	Amendment No. 1 to Shareholder Rights Agreement, dated as of December 19, 2003, between the Company and EquiServe Trust Company, N.A., as Rights Agent.
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer
31.2*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer
32.0*	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO

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

Dated: June 15, 2004
DUANE READE INC. (Registrant)
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 15, 2004:

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

Dated: June 15, 2004
DRI I INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 15, 2004 by the following persons in the capacities indicated with respect to DRI I Inc.:

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

Dated: June 15, 2004
DUANE READE INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer
DRI I INC., A GENERAL PARTNER
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 15, 2004 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

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

Dated: June 15, 2004
DUANE READE REALTY, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 15, 2004 by the following persons in the capacities indicated with respect to Duane Reade Realty, Inc.:

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

Dated: June 15, 2004
DUANE READE INTERNATIONAL, INC.
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 15, 2004 by the following persons in the capacities indicated with respect to Duane Reade International, Inc.:

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
DUANE READE INC. Consolidated Statements of Income (In thousands, except per share amounts)
DUANE READE INC. Consolidated Balance Sheets (Dollars in thousands)
DUANE READE INC. Consolidated Statements of Cash Flows (In thousands)
DUANE READE INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
DUANE READE INC. Notes to Consolidated Financial Statements
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